Form 10-Q
period 2011-09-30
MILAGRO OIL & GAS, INC.
filed 2011-11-17
CIK 1530796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to:
Commission file number:

MILAGRO OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	26-1307173 (I.R.S. Employer Identification No.)

1301 McKinney, Suite 500, Houston, Texas	77010
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 750-1600
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 17, 2011 there were 280,400 shares of the registrant’s common stock, par value $.01 per share, outstanding.

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(In thousands,
	except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,643	$17,734
Accounts receivable:
Oil and natural gas sales	18,133	18,480
Joint interest billings and other — net of allowance for doubtful accounts of $515 and $615 in 2011 and 2010, respectively (Note 2)	2,225	2,530
Derivative assets	13,466	18,834
Prepaid expenses and other	3,559	2,518

Total current assets	43,026	60,096
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties — full cost method:
Proved properties	1,262,528	1,181,948
Unproved properties	19,049	13,156
Less accumulated depreciation, depletion and amortization	(780,591)	(743,637)

Net oil and natural gas properties	500,986	451,467
Other property and equipment, net of accumulated depreciation of $5,933 and $5,436 in 2011 and 2010, respectively	1,396	1,718

Net property, plant and equipment	502,382	453,185
DERIVATIVE ASSETS	8,950	2,646

OTHER ASSETS:
Deferred financing costs	8,357	1,813
Advance to affiliate	2,226	2,248
Other	2,590	2,210

Total other assets	13,173	6,271

TOTAL	$567,531	$522,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$37,972	$39,672
Current portion of debt	—	244,580
Accrued interest payable	10,865	1,959
Derivative liabilities	8	9,427
Asset retirement obligation	2,921	2,921

Total current liabilities	51,766	298,559
NONCURRENT LIABILITIES:
Long-term debt	371,032	92,390
Series A preferred stock (Note 7)	—	223,630
Asset retirement obligation	37,523	37,350
Derivative liabilities	—	2,926
Other	3,148	3,173

Total noncurrent liabilities	411,703	359,469
Total liabilities	463,469	658,028

MEZZANINE EQUITY
Redeemable series A preferred stock (Note 9)	234,274	—

COMMITMENT AND CONTINGENCIES (Note 12)
DEFICIT:
Common shares, (par value, $.01 per share; shares authorized: 1,000,000; shares issued and outstanding: 280,400 as of September 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	(66,813)	(66,813)
Accumulated deficit	(63,402)	(69,020)

Total stockholder’s deficit	(130,212)	(135,830)

TOTAL	$567,531	$522,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Oil and natural gas revenues	$32,112	$32,761	$101,577	$101,431
Gain on commodity derivatives, net	25,883	7,888	22,318	29,906

Total revenues	57,995	40,649	123,895	131,337

COSTS AND EXPENSES:
Gathering and transportation	371	286	1,068	948
Lease operating	8,324	8,995	26,915	25,396
Environmental remediation	5	—	1,988	—
Taxes other than income	2,611	2,580	6,895	8,160
Depreciation, depletion and amortization	12,320	14,190	37,451	40,481
General and administrative	3,200	4,127	10,322	12,816
Accretion	798	642	2,371	1,878

Total costs and expenses	27,629	30,820	87,010	89,679

Operating income	30,366	9,829	36,885	41,658

OTHER EXPENSE (INCOME):
Net (gain)/loss on interest rate derivatives	(2,767)	813	(1,854)	2,072
Other income	(339)	(23)	(408)	(633)
Interest and related expenses, net of amounts capitalized	8,444	12,130	32,502	36,211
Loss on extinguishment of debt	—	—	1,027	—

Total other expense	5,338	12,920	31,267	37,650

INCOME/(LOSS) BEFORE INCOME TAX	25,028	(3,091)	5,618	4,008

INCOME TAX EXPENSE	—	—	—	57,422

NET INCOME / (LOSS)	25,028	(3,091)	5,618	(53,414)

Preferred dividends	7,318	—	11,162	—

NET INCOME /(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,710	$(3,091)	$(5,544)	$(53,414)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL & GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
	(In thousands, except for share amounts)
BALANCE — December 31, 2010	280,400	$3	$(66,813)	$(69,020)	$(135,830)
Net income	—	—	—	5,618	5,618

BALANCE — September 30, 2011	280,400	$3	$(66,813)	$(63,402)	$(130,212)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,618	$(53,414)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	37,451	40,481
Amortization of deferred financing costs	1,422	1,320
Loss on extinguishment of debt	1,027	—
Accretion of asset retirement obligations	2,371	1,878
Deferred income taxes	—	57,422
PIK note interest	10,015	21,200
Accretion of financing costs	1,429	852
Unrealized (gain)/loss on commodity derivatives	(9,770)	(3,873)
Unrealized (gain)/loss on interest rate derivatives	(3,510)	(4,605)
Stock based compensation	—	1,341
Changes in assets and liabilities:
Accounts receivable and accrued revenue	652	763
Prepaid expenses and other	(1,041)	(1,005)
Accounts payable and accrued liabilities	2,245	859

Net cash provided by operating activities	47,909	63,219
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and natural gas properties	(29,696)	(22,399)
Additions to oil and natural gas properties	(54,076)	(17,299)
Additions of other long-term assets	(175)	(406)
Net sales of oil and natural gas properties	37	127

Net cash used in investing activities	(83,910)	(39,977)
CASH FLOWS FROM FINANCING ACTITVITIES:
Proceeds from borrowings	395,955	49,000
Credit facility payments	(362,693)	(42,933)
Deferred financing costs paid	(9.352)	(43)

Net cash provided by financing activities	23,910	6,024

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(12,091)	$29,266

CASH AND CASH EQUIVALENTS — Beginning of period	$17,734	$10,531

CASH AND CASH EQUIVALENTS — End of period	$5,643	$39,797

INCOME TAX PAID, Net of refunds	$—	$—

INTEREST PAID — Net of interest capitalized of $803 and $1,654 in 2011 and 2010, respectively	$10,649	$10,272

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization:
Issuance of series A preferred stock	$—	$198,712

Interest paid in kind — series A preferred stock	$9,800	$17,565

Forgiveness of forbearance fee	$—	$4,000

Settlement of second lien debt	$—	$(194,712)

Interest paid in kind — second lien	$214	$3,635

Interest and fees converted to debt	$—	$21,960

Accrued capital and seismic costs included in proved properties	$10,540	$1,417

Asset retirement obligations incurred	$2,105	$3,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL & GAS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Milagro Oil & Gas, Inc. (the “Company” or “Milagro”) is an independent oil and natural gas exploration and production company. The Company was organized as a Delaware limited liability company on November 30, 2007. The Company owns 100% of Milagro Exploration, LLC, Milagro Resources, LLC, Milagro Producing, LLC and Milagro Mid-Continent, LLC and is a subsidiary of Milagro Holdings, LLC (“Parent”). Each of these subsidiaries is included in the unaudited condensed consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
Milagro’s historic geographic focus has been along the onshore Gulf Coast area, primarily in Texas, Louisiana and Mississippi. The Company operates a significant portfolio of oil and natural gas producing properties and mineral interests in this region and has expanded its footprint through the acquisition and development of additional producing or prospective properties in North Texas and Western Oklahoma.
The unaudited condensed consolidated financial statements of the Company, included herein, have been prepared by management without audit, and they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates — The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. These estimates include oil and natural gas reserve quantities that form the basis for (i) the allocation of purchase price to proved and unproved properties, (ii) calculation of amortization of oil and natural gas properties and (iii) the full cost ceiling test. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Other significant estimates include (a) estimated quantities and prices of oil and natural gas sold, but not collected, as of period-end; (b) accruals of capital and operating costs; (c) current plug and abandonment costs, settlement date, inflation rate and credit-adjusted risk-free rate used in estimating asset retirement obligations; and (d) those assumptions and calculation techniques used in estimating the fair value of derivative financial instruments, as considered in Note 6. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s unaudited condensed consolidated financial statements.

Oil and Natural Gas Properties:
Full Cost Accounting — The Company utilizes the full cost method to account for its investment in oil and natural gas properties. Under the full cost method, which is governed by Rule 4-10 of Regulation S-X of the SEC, all costs of acquisition, exploration, exploitation, and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible exploration and development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. Direct internal costs that are capitalized are primarily the salary and benefits of geologists, landmen, and engineers directly involved in acquisition, exploration and development activities. There were approximately $1.1 million and $1.0 million of direct internal costs capitalized for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, direct internal costs capitalized were approximately $3.5 million and $2.8 million, respectively.
Depreciation, Depletion, and Amortization — The cost of oil and natural gas properties; the estimated future expenditures to develop proved reserves; and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and natural gas reserves as estimated by independent engineering consultants. The Company’s depletion rates for the nine months ended September 30, 2011 and 2010 were $16.88 and $15.52 per Mboe, respectively.
Impairment — Full cost ceiling impairment is calculated whereby net capitalized costs related to proved and unproved properties less related deferred income taxes may not exceed a ceiling limitation. The ceiling limitation is the amount equal to the present value discounted at 10% of estimated future net revenues from estimated proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs and net of related income tax effect. The full cost ceiling limitation is calculated using 12-month simple average price of oil and natural gas as of the first day of each month for the period ending as of the balance sheet date and is adjusted for “basis” or location differentials. Price and operating costs, which are based on current cost conditions, are held constant over the life of the reserves. If net capitalized costs related to proved properties less related deferred income taxes exceed the ceiling limitation, the excess is impaired and a permanent write-down is recorded in the unaudited condensed consolidated statements of operations. As of September 30, 2011 and 2010, no ceiling impairment was recorded.
Unproved Property Costs — Costs directly associated with the acquisition and evaluation of unproved properties, including leasehold, acreage, and capitalized interest, are excluded from the full cost pool until it is determined whether or not proved reserves can be assigned to the individual prospects or whether impairment has occurred.
The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
Unproved property costs fall into two broad categories:
•	Leasehold costs for projects not yet evaluated; and
•	Interest costs related to financing such activities.
Sales of Properties — Dispositions of oil and natural gas properties held in the full cost pool are recorded as adjustments to net capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas.
Property, Plant and Equipment Other Than Oil and Natural Gas Properties — Other operating property and equipment are stated at cost. The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. The cost of normal maintenance and repairs is charged to operating expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold or otherwise disposed of and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

Revenue Recognition and Natural gas Imbalances — Revenues are recognized and accrued as production occurs and physical possession and title pass to the customer. The Company uses the sales method of accounting for revenue. Under this method, oil and natural gas revenues are recorded for the amount of oil and natural gas production sold to purchasers. Natural gas imbalances are created when the sales amount is not equal to the Company’s entitled share of production. The Company’s entitled share is calculated as gross production from the property multiplied by the Company’s net revenue interest in the property. No provision is made for an imbalance unless the oil and natural gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions. At that point, a payable or a receivable, as appropriate, is recorded equal to the net value of the imbalance. The Company had recorded a liability of approximately $0.7 million as of both September 30, 2011 and December 31, 2010.
Accounts Receivable — The Company sells oil and natural gas to various customers. Substantially all of the Company’s accounts receivable are due from purchasers of oil and natural gas or from reimbursable expenses billed to the other participants in oil and natural gas wells for which the Company serves as operator. Oil and natural gas sales are generally unsecured. Shell Trading (US) Company accounted for 18% and Enterprise Crude Oil, LLC accounted for 16% of total sales during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, Shell Trading (US) Company accounted for 18% and Enterprise Crude Oil, LLC accounted for 11% of total sales. No other customer accounted for more than 10% of total sales during either period.
As is common industry practice, collateral or other security is generally not required as a condition of sale; rather, the Company relies on credit approval, balance limitation, and monitoring procedures to control the credit approval on accounts receivable. The Company also grants credit to joint owners of oil and natural gas properties, which the Company operates through its subsidiaries. Such amounts are secured by the underlying ownership interests in the properties. The allowance for doubtful accounts is an estimate of the losses in the Company’s accounts receivable. The Company periodically reviews the accounts receivable from all customers for collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to allowance. As of September 30, 2011 and December 31, 2010, the Company had allowances of approximately $0.5 million and $0.6 million, respectively. There were no significant write-offs of receivables for the nine months ended September 30, 2011 or the year ended December 31, 2010 and no significant bad debt expense recorded for the same periods.
Prepaid and Other Current Assets:
Prepaid Expenses — The Company will occasionally prepay certain costs that may include insurance, maintenance agreements or rent. These costs are then amortized or expensed in the period the work or service is performed. As of September 30, 2011 and December 31, 2010, the Company had prepaid expense of approximately $2.5 million and $1.5 million, respectively, primarily related to insurance.
Other — The Company is required to make advances to operators for costs incurred on a day-to-day basis to develop and operate ventures in which the Company has an ownership interest. These advances totaled approximately $0.2 million as of both September 30, 2011 and December 31, 2010. Such costs are capitalized to the full cost pool at the time the operator develops the properties. Other assets included a prepaid escrow of approximately $0.8 million as of both September 30, 2011 and December 31, 2010.
Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided. While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financial viability of such institutions.
Derivative Financial Instruments — The Company purchases derivative financial instruments, specifically, commodity swaps and collars and interest rate collars. Commodity swaps and collars are used to manage market price exposures associated with sales of oil and natural gas. Interest rate collars are used to manage interest rate risk arising from interest payments associated with floating rate debt. Such instruments are entered into for non-trading purposes.

Derivative contracts have not been designated nor do they qualify for hedge accounting. The valuation of these instruments is determined using valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including price volatility and commodity and interest rate forward curves as appropriate.
The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, any impacts of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees, are considered.
Asset Retirement Obligation — The Company records a liability for the estimated fair value of its asset retirement obligations, primarily comprised of its plugging and abandonment liabilities, in the period in which it is incurred. The liability is accreted each period through charges to accretion expense. The asset retirement cost is included in the full cost pool. If the liability is settled for an amount other than the recorded amount, the difference is recognized in oil and natural gas properties in the unaudited condensed consolidated balance sheet.
Stock-Based Compensation — The Company estimates the fair value of stock-based compensation provided to employees. When and if issued, the Company estimates the fair value of stock-based compensation at the grant date, and recognizes compensation expense over the period that the employees provide the required service.
Subsequent Events — The Company evaluated subsequent events through November 10, 2011, which is the date the financial statements were issued and no significant events had occurred.
Recently Issued Accounting Pronouncements — In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.
3. ASSET RETIREMENT OBLIGATION
In general, the amount of an asset retirement obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using a credit-adjusted risk-free rate.
Activity related to the ARO liability for the nine months ended September 30, 2011 is as follows (in thousands):

Liability for asset retirement obligation — December 31, 2010	$40,271
Revisions	(3,141)
Additions	2,105
Settlements	(1,162)
Accretion expense	2,371

Liability for asset retirement obligation — September 30, 2011	$40,444

The liability comprises a current balance of approximately $2.9 million and a noncurrent balance of approximately $37.5 million as of September 30, 2011.
4. STOCK-BASED COMPENSATION
On November 30, 2007, Parent issued six Class C units to Milagro Management Pool, LP (“Management Pool”) with no per unit stated value. No further Class C units have been issued. Management Pool in turn has issued limited partnership interests to the Company’s management and other employees. The maximum number of units that can be allocated to the employees from the Management Pool is one million units. The Management Pool units vest upon the earlier of (i) change of control or (ii) ratably over five years from the date of the initial issuance of the units. If a Management Pool unit owner leaves the employment of the Company, all of such employee’s Management Pool units that are not vested shall be automatically forfeited and vested units shall be redeemed by Management Pool for no consideration.

Stock-based compensation expense for share based compensation granted by the parent to employees of the subsidiary are reflected in the Company’s financial statements. Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite employee service period.
Compensation expense was recognized over the expected term of three years and was fully amortized by the end of 2010. There were no other stock-based compensation programs in place in 2010 or 2011.
5. DERIVATIVE FINANCIAL INSTRUMENTS
The Company produces and sells oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility for a portion of its production by entering into swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company’s preferred derivative instrument because there are no up-front costs and the instruments set a floor price for a portion of the Company’s hydrocarbon production. Such derivatives provide assurance that the Company receives NYMEX prices no lower than the price floor and no higher than the price ceiling. For the nine months ended September 30, 2011, the Company had hedges in place for 1,064.6 MBoe, or approximately 49% of production, in the form of natural gas, oil and natural gas liquids collars and swaps. In March 2011, the Company liquidated a series of natural gas swaps for the period from April 2011 through and including October 2011. These natural gas swaps carried a strike price of $7.69/Mcf which was significantly above the market prices of natural gas prevailing at that time. The liquidation resulted in cash proceeds of approximately $10.2 million to the Company.
On June 20, 2011, the Company entered into a $100 million interest rate derivative arrangement with a single counterparty whereby the Company agrees to pay floating rate interest of three month LIBOR plus 863 basis points in exchange for receiving a fixed rate of 10.500% through May 15, 2016. This reverse interest rate swap is settled semi-annually on the interest payment dates of the Notes (as defined in Note 7).
On August 9, 2011, as the result of significant turmoil in the global capital markets, the Company terminated the $100 million reverse interest rate swap. As a result of this termination event, Milagro realized a cash settlement of $2.0 million from its counterparty.
All derivative contracts are recorded at fair market value and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value
		September 30,	December 31,
Description	Location in Balance Sheet	2011	2010
Asset derivatives:
Natural gas collars and swaps — current portion	Derivative assets — current	$10,404	$18,834
Noncurrent portion	Derivative assets — non-current	2,012	2,646
Oil collars and swaps — current portion	Derivative assets — current	3,062	—
Noncurrent portion	Derivative assets — non-current	6,891	—
Natural gas liquids swaps — noncurrent portion	Derivative assets — non-current	47	—

		$22,416	$21,480

Liability derivatives:
Oil collars and swaps — current portion	Derivative liabilities — current	$—	$5,917
Noncurrent portion	Derivative liabilities — non-current	—	2,926
Natural gas liquids swaps — current portion	Derivative liabilities — current	8	—

		$8	$8,843

Interest rate collars:
Current portion	Derivative liabilities — current	—	3,510

		$—	$3,510

		Three months ended		Nine months ended
	Location in Statements	September 30,		September 30,
Description	of Operations	2011	2010	2011	2010
		(In thousands)		(In thousands)
Commodity contracts:
Realized gain/(loss) on commodity contracts	Gain/(Loss) on commodity derivatives	$1,815	$8,589	$12,548	$26,033
Unrealized gain/(loss) on commodity contracts	Gain/(Loss) on commodity derivatives	24,068	(701)	9,770	3,873

Total net gain/(loss) on commodity contracts		$25,883	$7,888	$22,318	$29,906
Interest rate swaps:
Realized (gain)/loss on interest rate swaps	Net (gain)/loss on interest rate derivatives	$(1,069)	$2,001	$1,656	$6,677
Unrealized gain on interest rate swaps	Net (gain) loss interest rate derivatives	(1,698)	(1,188)	(3,510)	(4,605)

Total net (gain)/loss on interest rate swaps		(2,767)	813	(1,854)	2,072

Total net gain on derivative contracts		$28,650	$7,075	$24,172	$27,834

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations:
At September 30, 2011, the Company had the following natural gas collar positions:

	Collars
		Floors		Ceilings
			Weighted-		Weighted-
	Volume in		Average		Average
Period	MMbtu’s	Price Range	Price	Price Range	Price
October 2011 — December 2011	1,360,164	$3.50-7.00	$5.68	$5.25-10.60	$8.25
January 2012 — December 2012	2,400,000	4.25-6.50	5.94	5.35-8.10	7.41
January 2013 — December 2013	2,040,000	4.70-5.00	4.80	5.75-5.85	5.77
January 2014 — December 2014	1,292,020	4.50-5.10	4.72	6.15-6.20	6.17
At September 30, 2011, the Company had the following natural gas swap positions:

	Swaps
			Weighted-
	Volume in	Price/	Average
Period	MMbtu’s	Price Range	Price
October 2011 — December 2011	514,781	$7.93-8.43	$8.26
January 2012 — December 2012	2,496,914	5.00-5.15	5.05
January 2013 — December 2013	1,200,000	5.20	5.20
January 2014 — December 2014	1,200,000	5.20	5.20
At September 30, 2011, the Company had the following oil collar positions:

	Collars
	Floors			Ceilings
			Weighted-		Weighted-
	Volume in		Average		Average
Period	Bbl’s	Price Range	Price	Price Range	Price
October 2011 — December 2011	117,322	$68.00-80.00	$71.99	$80.71-93.24	$84.57
January 2012 — December 2012	481,563	80.00-90.00	81.25	86.00-96.50	91.44
January 2013 — December 2013	348,000	90.00-93.00	91.41	97.00-102.95	102.71
January 2014 — December 2014	276,000	90.00-93.00	92.13	97.00-101.00	99.24
At September 30, 2011, the Company had the following oil swap positions:

	Swaps
			Weighted-
	Volume in	Price/	Average
Period	Bbl’s	Price Range	Price
October 2011 — December 2011	27,181	$99.85-101.60	$99.93
January 2012 — December 2012	29,021	101.60	101.60
January 2013 — December 2013	24,000	91.00-91.50	91.25
January 2014 — December 2014	24,000	91.00-91.50	91.25

At September 30, 2011, the Company had the following natural gas liquids swap positions:

	Swaps
			Weighted-
	Volume in	Price/	Average
Period	Bbl’s	Price Range	Price
October 2011 — December 2011	45,000	$56.79	$56.79
January 2012 — December 2012	132,000	51.00 - 51.25	51.14
January 2013 — December 2013	87,600	46.25 - 47.00	46.66
January 2014 — December 2014	78,000	43.75	43.75
6. FAIR VALUES OF FINANCIAL INSTRUMENTS
The table below presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets the Company has the ability to access for identical assets or liabilities. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Disclosures concerning financial assets and liabilities measured at fair value are as follows:

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	Quoted Once	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
September 30, 2011:
Commodity derivatives — natural gas	$—	$12,416	$—	$12,416
Commodity derivatives — oil	—	9,953	—	9,953
Commodity derivatives — natural gas liquids		39		39
December 31, 2010:
Commodity derivatives — natural gas	—	$21,480	—	$21,480
Commodity derivatives — oil	—	(8,843)	—	(8,843)
Interest rate collars	—	(3,510)	—	(3,510)
To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument using observable inputs (such as forward commodity price and interest rate curves). These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.
Derivative Financial Instruments — The majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of nonperformance. As of September 30, 2011 and December 31, 2010, the impact of the credit valuation adjustments on the overall valuation of the Company derivative positions is not significant to the overall valuation. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Debt Instruments — The 2011 First Lien Credit Agreement accrues (as defined in Note 7) interest on a variable-rate basis. The Notes (as defined in Note 7) accrue interest on a fixed rate basis. The Company estimates the carrying value of the first lien indebtedness to approximate its fair value based on the terms of similar instruments that would be available to the Company. The Company estimates the fair market value of the Notes based upon market evaluation to be approximately $210 million as of September 30, 2011.

Cash and Cash Equivalents, Trade Receivables, and Payables — The fair value approximates carrying value given the short-term nature of these investments.
7. DEBT
The Company’s debt as of September 30, 2011 and December 31, 2010, was comprised of the following amounts (in thousands):

	September 30,	December 31,
	2011	2010
Revolver — current	$—	$184,580
Revolver — non-current	127,500	—
Second lien — current	—	60,000
Second lien — non-current	—	92,390
Senior Secured Second Lien Notes — non-current	243,532	—
Series A preferred stock — non-current	—	223,630

Total debt	$371,032	$560,600

Scheduled maturities or mandatory redemption dates by fiscal year are as follows (amounts in thousands):

Years Ending December 31	Amount
2011	$—
2012	—
2013	—
2014	127,500
2015	—
2016	243,532

$371,032

As described in more detail below, in May 2011, we completed an offering of an aggregate of $250.0 million of the Notes. We used the proceeds of this offering, together with borrowings under First Lien Agreement, to refinance substantially all of our existing indebtedness (the “2011 Refinancing”). The weighted average interest rate at December 31, 2010 was 9.01% as compared to the weighted average interest rate at September 30, 2011 of 8.23%.
First Lien Credit — Prior to the 2011 Refinancing, our first lien credit agreement (the “Prior First Lien Agreement”) among Milagro Exploration, LLC and Milagro Producing, LLC, each an indirect wholly-owned subsidiary of the Company (collectively, the “Borrowers”), the Company, each of the lenders from time to time party thereto and Wells Fargo Bank, N.A. as administrative agent for the lenders, provided for a borrowing base of $179 million. The borrowing base was calculated using -the estimated value of the Company’s oil and natural gas properties, was redetermined on a semi-annual basis (with the Company and the lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on the Company’s oil and natural gas properties, reserves, other indebtedness and other relevant factors.
Amounts outstanding under the Prior First Lien Agreement bore interest at specified margins over LIBOR of between 3.00% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 2.00% and 2.75% for ABR loans. Such margins fluctuated based on the utilization of the facility. As of December 31, 2010, the LIBOR based interest rate was 4.04% and the base-rate interest rate was 6.00%. Borrowings under the Prior First Lien Agreement were secured by all of the Company’s oil and natural gas properties. The lenders’ commitments to extend credit were scheduled to expire, and amounts drawn under the Prior First Lien Agreement would have matured, in November 2011.
As part of the 2011 Refinancing, the Company entered into a $300 million Amended and Restated First Lien Credit Agreement (“2011 First Lien Agreement”) that matures in November 2014. The 2011 First Lien Agreement also includes a $10.0 million subfacility for standby letters of credit, of which approximately $1.6 million has been issued as of September 30, 2011, and a discretionary swing line subfacility of $5.0 million. The initial borrowing base for this facility was established at $170 million with semi-annual re-determinations to begin in November 2011. Amounts outstanding under the 2011 First Lien Agreement bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. As of September 30, 2011, the LIBOR based interest rates ranged from 3.79% to 3.81% and the base interest rate was 5.75%. Borrowings under the 2011 First Lien Agreement are secured by all of the Company’s oil and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 First Lien Agreement will mature, in November 2014.

The 2011 First Lien Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 First Lien Agreement to current liabilities) of not less than 1.0 to 1.0 (which was 1.48 as of September 30, 2011), minimum interest coverage ratio, as defined, of not less than 2.25 to 1.0 (which was 3.86 as of September 30, 2011), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.5 to 1.0 (which was 3.80 as of September 30, 2011) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.0 to 1.0 (which was 1.32 as of September 30, 2011). The interest coverage ratio increases from 2.25 to 1.0 during 2011 and 2.5 to 1.0 thereafter. The leverage ratio, as defined, reduces from 4.5 to 1.0 during 2011 to 4.25 to 1.0 during 2012 and 4.0 to 1.0 thereafter. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. As of September 30, 2011, the Company is in compliance with the financial covenants governing the 2011 First Lien Agreement.
Second Lien — As part of the 2010 recapitalization, the Borrowers entered into a Term Loan Agreement (the “Prior Second Lien Term Loan Agreement”) between the Borrowers, each of the lenders from time to time party thereto and Guggenheim Corporate Funding, LLC, as administrative agent. The Term Loan Agreement provides for three types of loans which are the Term Loans (new loans advanced in full on the closing date), the Delayed Draw Loans (term loans available to be drawn in the future based on certain terms and conditions), and the Converted Loans (existing loans converted from our prior second lien credit agreement). As of December 31, 2010 the interest rate was 10.25%. As part of the 2010 recapitalization, the Borrowers and the certain of the prior second lien debt holders entered into a Second Lien Payable-in-Kind Facility Agreement (the “Prior Second Lien PIK Facility”), in which the prior second lien debt holders which did not convert their loans under the Prior Second Lien Term Loan Agreement agreed to continue their existing loans consisting of principal and accrued interest totaling approximately $62.6 million.
Concurrently with the closing of the 2011 Refinancing, the Company repaid in full the approximately $152.6 million in aggregate principal amount outstanding under the Prior Second Lien Credit Agreement and the Prior Second Lien PIK Facility, together with the accrued interest thereon to the date of such repayment.
Series A Preferred Stock — As part of the 2010 recapitalization, the Company entered into agreements to exchange a portion of prior second lien indebtedness for $205.5 million of Series A Preferred Stock (the “Series A”), consisting of 2,700,000 shares issued at $76.12 per share, mandatorily redeemable in 2016. The preferred shareholders receive a 12% dividend each year paid in-kind. There were no dividends paid during 2010 or during the nine months ended September 30, 2011. There was an increase of approximately $10.3 million of Series A from December 31, 2010 to May 11, 2011, which was primarily related to the accrual of the in-kind dividend that was recorded as interest expense. Upon completion of the 2011 Refinancing, including the amendment of the terms of the Series A as described in Note 9, we reclassified the Series A as mezzanine equity for financial reporting purposes because there is no longer a mandatory redemption provision.
Capitalization of Debt Costs — The Company capitalizes certain direct costs associated with the issuance of long-term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method. As of September 30, 2011 and December 31, 2010, the Company had deferred financing fees of $8.4 million and $2.1 million, respectively.
The Company capitalizes a portion of its interest expense incurred during the period related to assets that have been excluded from the amortization pool. For the three months ended September 30, 2011 and 2010, the Company capitalized interest of $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company capitalized interest of $0.8 million and $1.7 million, respectively.
Senior Secured Second Lien Notes — As part of the 2011 Refinancing, the Company issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million (the “Notes”). The Notes carry a face interest rate of 10.500%, interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 First Lien Agreement, and effectively rank junior to any existing and future first lien secured indebtedness of the Company. The outstanding balance of the Notes is presented net of unamortized discount of $6.5 million at September 30, 2011.

The Notes contain an optional redemption provision allowing the Company to retire up to 35% of the principal outstanding with the proceeds of an equity offering, at 110.5% of par. Additional optional redemption provisions allow for the retirement of all or a portion of the outstanding senior secured second lien notes at 110.5%, 102.625% and 100.0% beginning on each of May 15, 2014, May 15, 2015 and November 15, 2015, respectively. If a change of control occurs, each noteholder may require the Company to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of such notes, plus any accrued and unpaid interest and special interest, if any, to, but not including, the date of repurchase. The indenture governing the Notes contains covenants that, among other things, limit the Company’s ability to incur or guarantee additional indebtedness or issue certain preferred stock; declare or pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; transfer or sell assets; make investments; create certain liens; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries.
In connection with the offering of the Notes, the Company entered into a registration rights agreement with the initial purchasers. Under the terms of the registration rights agreement, the Company has filed a registration statement, which must be declared effective no later than 300 days after the closing date, to allow for the registration of “exchange notes” with terms substantially identical to the Notes. The exchange notes are to be exchanged for the Notes within 30 days after the registration statement becomes effective. If the Company fails to comply with these requirements on or before the date specified, then the Company will pay special interest to each holder of entitled securities until all registration defaults have been cured. With respect to the first 90-day period immediately following the occurrence of the first registration default, special interest will be paid at the rate of 0.25% per annum. Such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration defaults have been cured, up to a maximum rate of special interest for all registration defaults of 1.0% per annum.
8. GUARANTOR AND NON-GUARANTOR
The Company is not required to disclose condensed consolidating financial information as the parent company has no independent assets or operations and owns 100% of each of the Borrowers, Milagro Resources, LLC and Milagro Mid-Continent, LLC. The subsidiary guarantees are full and unconditional guarantees of the Company’s outstanding debt on a joint and several basis. There are no non-guarantor subsidiaries. These subsidiaries are included in the unaudited condensed consolidated financial statements.
9. MEZZANINE EQUITY
In connection with the 2011 Refinancing, the Company amended the terms of the Series A. Prior to the amendment, the Series A was treated as debt for accounting purposes, as there was a mandatory redemption date. The amendment made the Series A a perpetual instrument and provides the holders with an option to redeem the preferred shares. The amendment also requires two-thirds (2/3) of the holders to request redemption, 180 days after the maturity of certain qualified debt which matures in 2016, with the redemption date being not more than 90 days after receiving the redemption request. Therefore, as a result of the amendment, the Series A was reclassified from long-term debt to mezzanine equity.
The holders of the Series A shall be entitled to receive dividends on a cumulative basis. Dividends shall accrue, whether declared or not, semi-annually at a 12% rate. Accrued dividends shall be paid in kind when, and if declared by the Company’s board of directors and shall be made by issuing an amount of additional shares of Series A based on the original issue price. As of September 30, 2011, the dividends in arrears were $11.2 million.
The fair value of the Series A approximates the carrying value at the time of the 2011 Refinancing.

10. COMMON STOCK
The Company is authorized to issue up to 1,000,000 shares of Common Stock, par value $0.01 per share. As of September 30, 2011, 280,400 shares of Common Stock were issued and outstanding and held by Parent. Holders of Common Stock are entitled to, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities. Holders of Common Stock have no cumulative rights. Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the board of directors of the Company out of funds legally available therefore. The Company has never paid cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future.
11. INCOME TAXES
We recorded no income tax benefit for the nine months ended September 30, 2011. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2010 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred assets as of September 30, 2011.
As of September 30, 2011, we had no unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2012.
12. COMMITMENTS AND CONTINGENCIES
Commitments — The Company leases corporate office space in Houston, Texas. Rental expense was approximately $0.4 million for the three months ended September 30, 2011 and 2010 and was approximately $1.3 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.
In 2009, the Company entered into a contract with an investment bank for advisory services to be provided in 2010 for guaranteed fees of $1.0 million, this contract has been extended to 2011. The Company paid $0.3 million in fees out of the $1.0 million to the investment bank in connection with the 2011 Refinancing.
The following table summarizes the Company’s contractual obligations and commitments at September 30, 2011, by fiscal year (amounts in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Office lease	$442	$1,798	$1,884	$1,913	$1,913	$3,188	$11,138
Other	700	—	—	—	—	—	700
Contingencies:
There are currently various suits and claims pending against the Company that have arisen in the ordinary course of the Company’s business, including contract disputes, property damage claims and title disputes. Management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flow. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.
13. EMPLOYEE BENEFIT PLANS
The Company operates a discretionary bonus plan and a 401(k) savings plan via a third-party service provider. Upon hire, an individual is immediately eligible to participate in the 401(k) plan. The Company, under its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 6% of each eligible participant’s contributions. For the three months ended September 30, 2011 and 2010, the Company contributed $122,000 and $63,000, respectively. For the nine months ended September 30, 2011 and 2010, the Company contributed $484,000 and $221,000, respectively.

14. RELATED PARTY TRANSACTIONS
As of September 30, 2011 and December 31, 2010, the Company had a receivable of $2.2 million for monitoring fees paid on behalf of Parent, to certain of Parent’s members (ACON Milagro Investors, LLC, Milagro Investors, LLC and West Coast Milagro Partners, LLC) in 2008 and 2007, which are recognized as an advance to affiliates in the accompanying balance sheet.
15. SEGMENT INFORMATION
The FASB issued authoritative guidance establishing standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.
The Company measures financial performance as a single enterprise, allocating capital resources on a project by project basis across its entire asset base to maximize profitability. The Company utilizes a company-wide management team that administers all enterprise operations encompassing the exploration, development and production of natural gas and oil. Since the Company follows the full cost of method of accounting and all its oil and natural gas properties and operations are located in the United States, the Company has determined that it has one reporting unit. In as much as the Company is one enterprise, it does not maintain comprehensive financial statement information by area but does track basic operational data by area.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our registration statement on Form S-4, File No. 333-177534 filed on October 27, 2011 and this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are an independent oil and natural gas company primarily engaged in the acquisition, exploitation, development and production of oil and natural gas reserves. We were formed as a limited liability company in 2005 with a focus on properties located onshore in the U.S. Gulf Coast. In November 2007, we acquired the Gulf Coast assets of Petrohawk Energy Corporation for approximately $825.0 million. The acquisition was funded through borrowings under our prior first lien credit agreement and our prior second lien credit agreement. The acquisition included properties primarily in the onshore Gulf Coast region in Texas, Louisiana and Mississippi. Since this acquisition, we have acquired additional proved producing reserves that we believe have upside potential, implemented an active drilling, workover and recompletion program and expanded our geographic diversity by moving into the Midcontinent area.
In 2010, in order to improve our liquidity and capital structure and to resolve the events resulting in forbearances under our prior first lien credit agreement and prior second lien credit agreement, we effected a recapitalization through, among other things, (i) the discharge of approximately $194.7 million of prior second lien indebtedness through the issuance of Series A preferred stock, (ii) the conversion of approximately $56.2 million of prior second lien indebtedness into indebtedness under our prior second lien PIK credit agreement, and (iii) the conversion of the remaining $30.0 million of prior second lien indebtedness to indebtedness under our existing second lien term loan agreement. In addition, as part of the recapitalization, we received $60.0 million in new capital though the funding of $25.0 million in term loans and $35.0 million delayed draw loan under our existing second lien term loan agreement.
In connection with the 2010 recapitalization, and in response to changes in the business environment, in 2010 we modified our business strategy by moving away from a primary focus on exploration to a more balanced approach of acquisition, exploitation, development and lower risk exploration. Our 2011 capital budget contemplates spending approximately $32.6 million in connection with the drilling of 12 additional wells, including three development wells in the Texas Gulf Coast, three development wells in the Southeast area, one development well in the South Texas area and five wells in the Midcontinent area, and spending approximately $5.0 million in connection with the workover and recompletion of existing wells. Our 2011 capital budget also includes approximately $36.0 million for acquisitions.
As described in more detail below, in May 2011, we completed an offering of an aggregate of $250.0 million of our 10.500% Senior Second Lien Notes due 2016 (the “Notes”). We used the proceeds of this offering, together with borrowings under our amended and restated first lien credit agreement (the “New Credit Facility”), to refinance substantially all of our existing indebtedness (the “2011 Refinancing”). See “Liquidity and Capital Resources-” for more on our capital expenditures.
We intend to fund our future capital expenditures through a variety of means, including cash flow from operations, borrowings under our New Credit Facility, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties.
Sources of Our Revenues
We derive our revenues from the sale of oil and natural gas that are produced from our properties. Our revenues are a function of the production volumes we sell and the prevailing market prices at the time of sale. Under the terms and conditions of our New Credit Facility, we are required to hedge at least 50% but no more than 90% of our monthly forecasted proved developed producing (“PDP”) production by product. We are permitted to use zero-cost collars and out-right swaps with approved counterparties to meet this requirement. The approved counterparties are limited to those financial institutions that participate in the New Credit Facility. We had until September 8, 2011 to meet the 50% and 90% hedging tests. As of September 30, 2011, we had the following hedged positions:

% of PDP Hedged
Year	Oil	Natural gas	NGLs
2011	81%	78%	88%
2012	86%	62%	74%
2013	79%	53%	60%
2014	77%	51%	63%

In our effort to achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a portion of our oil and natural gas production. As of September 30, 2011, we had hedging contracts in place for 501,994 Boe from October 1, 2011, through the end of 2011, 1,458,736 Boe during 2012, 999,600 Boe during 2013 and 793,337 Boe during 2014. Based on the expected production set forth in our September 1, 2011 reserve report, we have hedged approximately 66% of our forecasted 2011, 2012, 2013 and 2014 PDP production as of September 30, 2011. In 2010, we realized commodity hedging gains of approximately $39.4 million, but we expect this to be significantly less in 2011. As of September 30, 2011, we have realized commodity hedging gains of approximately $12.5 million, and unrealized hedging gains of approximately $9.8 million. The use of certain types of derivative instruments may prevent us from realizing the benefit of upward price movements for the portion of the production that is hedged. As of September 30, 2011, we have met the above stated hedging obligations.
Components of Our Cost Structure
Production Costs. Production costs represent the day-to-day costs we incur to bring hydrocarbons out of the ground and to the market; combined with the daily costs we incur to maintain our producing properties. These daily costs include lease operating expenses and taxes other than income.
•
Lease operating expenses are generally composed of several components, including the cost of: labor and supervision to operate our wells and related equipment; repairs and maintenance; fluid treatment and disposal; related materials, supplies, and fuel; and insurance applicable to our wells and related facilities and equipment. Lease operating expenses also include the cost for workover expense and gathering and transportation. Lease operating expenses are driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties.

•	Environmental remediation expenses are costs related to environmental remediation activity associated with our ongoing operations.
•
In the U.S., there are a variety of state and federal taxes levied on the production of oil and natural gas. These are commonly grouped together and referred to as taxes other than income. The majority of our production tax expense is based on a percent of gross value realized at the wellhead at the time the production is sold or removed from the lease. As a result, our production tax expense increases when oil and natural gas prices rise.

•
Historically, taxing authorities have from time to time encouraged the oil and natural gas industry to explore for new oil and natural gas reserves, or to develop high cost reserves, through reduced tax rates or tax credits. These incentives have been narrow in scope and short-lived. A number of our wells have qualified for reduced production taxes because they are high cost wells.

•
Taxes other than income include production taxes and ad valorem taxes, which are imposed by local taxing authorities such as school districts, cities, and counties or boroughs. The amount of tax we pay is based on a percent of value of the property assessed or determined by the taxing authority on an annual basis. When oil and natural gas prices rise, the value of our underlying property interests increase, which results in higher ad valorem taxes.

Depreciation, Depletion and Amortization. As a full cost company, we capitalize all direct costs associated with our exploitation and development efforts, including a portion of our interest and certain general and administrative costs that are specific to exploitation and development efforts, and we apportion these costs to each unit of production sold through depletion expense. Generally, if reserve quantities are revised up or down, our depletion rate per unit of production will change inversely. When the depreciable capital cost base increases or decreases, the depletion rate will move in the same direction. Our full-cost depletion expense is driven by many factors, including certain costs spent in the exploration for and development of oil and natural gas reserves, production levels, and estimates of proved reserve quantities and future developmental costs.

Asset Retirement Accretion Expense. Asset retirement accretion expense represents the systematic, monthly accretion of future abandonment costs of tangible assets such as wells, service assets, flowlines and other facilities.
General and Administrative Expense. General and administrative expense includes payroll and benefits for our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance. We capitalize general and administrative costs directly related to exploitation and development efforts.
Interest. We have relied on a series of debt financings to fund our short-term liquidity and a portion of our long-term financing needs. On December 31, 2010, we had approximately $337.0 million of LIBOR-based floating rate indebtedness outstanding under our prior first lien credit agreement and prior second lien credit agreements. In addition, our Series A preferred stock carries a non-cash cumulative coupon of 12% per annum.
As part of the Refinancing, we issued $250 million of the Notes and entered into the New Credit Facility which provides for a current borrowing base of $170 million. Interest on the New Credit Facility is calculated based on floating rates of LIBOR and Base Rate with a sliding margin that reflects usage under the facility. The higher the usage under this New Credit Facility, the higher the interest margin over the floating rate index. We expect to continue to utilize indebtedness to grow and, as a result, expect to continue to pay interest throughout the term of the Notes. On September 30, 2011 we had $371.0 million outstanding of indebtedness.
Income Taxes. We recorded no income tax benefit or expense for the nine months ended September 30, 2011. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2010 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2011.
As of September 30, 2011, we had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2010. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2012.
Oil and Natural Gas Reserves
Our estimated total proved reserves of oil and natural gas as of September 30, 2011 and 2010 were as follows:

	As of September 30,
	2011	% Chg	2010
Estimated Proved Reserves:
Oil and NGLs (MMBbls)	13.9	28%	10.9
Natural gas (Bcf)	141.0	15%	122.9

Total oil equivalent (MMBoe)	37.4	19%	31.4
Proved developed reserves as a percentage of net proved reserves	64%		72%
Our estimated total proved reserves increased 19% in the period ended September 30, 2011 as compared to the same period in 2010. This increase in our estimated proved reserves was primarily the result of additional reserves obtained through two acquisitions completed in December 2010 and September 2011.
Results of Operations
The following discussion is of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere herein. Comparative results of operations for the periods indicated are discussed below.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Sales Volumes

	Three Months Ended September 30,
	2011	% Change	2010
Oil and NGLs (MBbls)	245	(2)%	251
Natural gas (MMcf)	2,726	(21)%	3,436

Total (MBoe)	699	(15)%	824
Average daily production volumes (MBoe/d)(a)	7.60	(15)%	8.96

(a)	Average daily production volumes calculated based on 365-day year

For the three months ended September 30, 2011 and 2010, our net equivalent production volumes decreased by 15% to 699 MBoe (7.60 MBoe/d) from 824 MBoe (8.96 MBoe/d) in 2010. Our production volumes in 2011 as compared to 2010 decreased primarily due to natural decline in production and the shutting in of producing properties in Louisiana due to flooding from the Mississippi River. This decrease was partially offset by increased production related to an acquisition in December 2010. Natural gas represented approximately 65% and 70% of our total production in the three months ended September 30, 2011 and 2010, respectively.
Revenues. The following tables show (1) the average prices we received, (2) our revenues from the sale of oil and natural gas and (3) the impact of changes in price and sales volumes on our oil and natural gas revenues during the three months ended September 30, 2011 and 2010. Our commodity hedges are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Three Months Ended September 30,
	2011	% Change	2010
Oil revenues:
Oil price per Bbl	$85.78	21%	$70.86
Oil derivative settlement gains (losses) per Bbl	(2.11)	(484)%	0.55

Oil revenues including oil derivative settlements per Bbl	$83.67	17%	$71.41
Natural gas revenues:
Natural gas per Mcf	$4.07	(7)%	$4.36
Natural gas derivative settlement gains (losses) per Mcf	0.86	(65)%	2.46

Natural gas revenues including derivative settlements per Mcf	$4.93	(28)%	$6.82
Oil and natural gas revenues:
Oil and natural gas per BOE	$45.94	16%	$39.76
Oil and natural gas derivative settlement gains (losses) per BOE	2.60	(75)%	10.42

Oil and natural gas revenues including derivative settlement gains (losses) per BOE	$48.54	(3)%	$50.18
Oil and natural gas derivative unrealized gains (losses) per BOE	34.43	(4150)%	(0.85)

Oil and natural gas revenues including derivative settlements and unrealized gains (losses) per BOE	$82.97	68%	$49.33

Total price per BOE	$82.97	68%	$49.33

	Three months ended September 30,
	2011	% Change	2010
	(In thousands)
Oil revenues:
Oil revenues	$21,014	18%	$17,787
Oil derivative settlements	(516)	(476)%	137

Oil revenues including oil derivative settlements	20,498	14%	17,924
Natural gas revenues:
Natural gas revenues	11,098	(26)%	14,974
Natural gas derivative settlements	2,331	(72)%	8,452

Natural gas revenues including derivative settlements	13,429	(43)%	23,426
Oil and natural gas revenues:
Oil and natural gas revenues	32,112	(2)%	32,761
Oil and natural gas derivative settlements	1,815	(79)%	8,589

Oil and natural gas revenues including derivative settlement gains (losses)	33,927	(18)%	41,350
Oil and natural gas derivative unrealized gains (losses)	24,068	3534%	(701)

Oil and natural gas revenues including derivative settlements and unrealized gains (losses)	57,995	43%	40,649

Total revenues	$57,995	43%	$40,649

Change from Three Months
Ended September 30, 2010 to Three
Months Ended September 30, 2011
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$3,694
Sales volume variance impact	(467)

Total change	3,227
Change in revenues from the sale of natural gas:
Price variance impact	$(779)
Sales volume variance impact	(3,097)

Total change	(3,876)
Change in revenues from the sale of oil and natural gas:
Price variance impact	$2,915
Volume variance impact	(3,564)
Cash settlement of derivative hedging contracts	(6,774)
Unrealized gains due to derivative hedging contracts	24,768

Total change	$17,345

Our oil and natural gas revenues, including derivatives settlements and unrealized gains (losses), for the three months ended September 30, 2011 increased by approximately $17.3 million, or 43%, when compared to the same period in 2010. The pre-hedged revenue decreased by approximately $0.6 million. This change is the result of higher prices of oil of approximately $3.7 million, which was partially offset by lower natural gas prices of approximately $0.8 million and lower production, which decreased revenue by approximately $3.6 million. The increase in hedged gains was due primarily to gains on unrealized commodity derivatives of approximately $24.8 million which were offset by realized losses of settled commodity derivatives of approximately $6.8 million.
Production costs. Production volumes in the three months ended September 30, 2011 decreased 15% as compared to the same period in 2010 from 0.7 MMBoe to 0.8 MMBoe. Per unit production cost in 2011 increased by $1.78/Boe, or 12%, and total production costs in 2011 decreased by $0.6 million, or 5%, as compared to 2010. Our per unit and total production costs for the three months ended September 30, 2011 and 2010 are as set forth below.

	Unit-of-Production
	(Per Boe Based on Sales Volumes)
	Three months ended September 30,
	2011	% Change	2010
Production costs:
Gathering & transportation	$0.53	51%	$0.35
Operating & maintenance	10.70	10%	9.70
Workover expenses	1.21	0%	1.21

Lease operating expenses	12.44	10%	11.26
Remediation expenses	0.01	100%	—
Taxes other than income	3.74	19%	3.13

Production costs	$16.19	13%	$14.39

	Production Costs
	Three months ended September 30,
	2011	% Change	2010
	(In thousands)
Production costs:
Gathering & transportation	$371	30%	$286
Operating & maintenance	7,477	(6)%	7,996
Workover expenses	847	(15)%	999

Lease operating expenses	8,695	(6)%	9,281
Remediation expenses	5	100%	—
Taxes other than income	2,611	1%	2,580

Production costs	$11,311	(5)%	$11,861

Operating and maintenance expenses for the three months ended September 30, 2011 were approximately $7.5 million, compared to approximately $8.0 million in the same period of 2010, a decrease of approximately $0.5 million, or 6%. This decrease in operating and maintenance expenses was due primarily to the collection of insurance proceeds of $0.5 million related to business interruption from the flooding of the Mississippi river.
Workover expenses for the three months ended September 30, 2011 were approximately $0.8 million, compared to approximately $1.0 million for the same period in 2010, a decrease of approximately $0.2 million, or 15%. This decrease was due primarily to a decrease in the number and cost of our workovers in 2011 as compared to 2010.
Environmental remediation expenses for the three months ended September 30, 2011 were approximately $5,000 and were incurred in 2011 as the result of our participation in a settlement involving environmental remediation in a field in which we have an ownership interest. There were no remediation costs incurred in the 2010 period.
Taxes other than income for the three months ended September 30, 2011 and 2010 were approximately $2.6 million for both periods and consisted primarily of production and ad valorem tax.
General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the cost of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,
	2011	% Change	2010
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$4,328	(15)%	$5,069
Capitalized general and administrative expenses	1,128	20%	942

General and administrative costs — net	$3,200	(22)%	$4,127

General and administrative expenses — gross $ per Boe	$6.19	1%	$6.15
Our gross general and administrative expenses for the three months ended September 30, 2011 were approximately $4.3 million compared to approximately $5.1 million in the same period of 2010, a decrease of approximately $0.7 million, or 15%, primarily as a result of there being no stock-based compensation expense in 2011, as compared to $0.4 million in 2010. After capitalization, our general and administrative expenses decreased by approximately $0.9 million, or 22%, to approximately $3.2 million. Per unit general and administrative expense increased slightly due to a decrease in production volumes that was offset by the decrease in compensation expense and increase in capitalized expenses.
Depletion of oil and natural gas properties.

	Three months ended September 30,
	2011	% Change	2010
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil and natural gas properties	$12,119	(10)%	$13,447
Depletion of oil and natural gas properties (per Boe)	$17.34	6%	$16.32

Our depletion expense for the three months ended September 30, 2011 was approximately $12.1 million compared to approximately $13.4 million in the same period of 2010, a decrease of approximately $1.3 million, or 10%. This decrease in depletion expense was largely the result of decreased production volumes, which resulted in lower depletion expense by approximately $2.0 million. This was partially offset by an increase in our depletion rate resulting in an increase in depletion expense of approximately $0.7 million.
Net interest expense. Our interest expense for the three months ended September 30, 2011 and 2010 was approximately $8.4 million and $12.1 million, respectively. Total interest expense for the three months ended September 30, 2011 benefited from our 2011 Refinancing that converted the Series A preferred stock from a debt instrument to mezzanine equity, offset by the increase in interest expense due to the assumption of a higher coupon on the Notes.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Sales Volumes

	Nine Months Ended September 30,
	2011	% Change	2010
Oil and NGLs (MBbls)	750	1%	740
Natural gas (MMcf)	8,616	(18)%	10,527

Total (MBoe)	2,186	(12)%	2,495
Average daily production volumes (MBoe/d)(a)	8.01	(12)%	9.14

(a)	Average daily production volumes calculated based on 365-day year
For the nine months ended September 30, 2011 and 2010, our net equivalent production volumes decreased by 12% to 2,186 MBoe (8.0 MBoe/d) from 2,495 MBoe (9.1 MBoe/d) in 2010. Our production volumes in 2011 as compared to 2010 decreased primarily due to natural decline in production and the shutting in of producing properties in Louisiana due to flooding from the Mississippi River. This decrease was partially offset by increased production related to an acquisition in December 2010. Natural gas represented approximately 66% and 70% of our total production in the nine months ended September 30, 2011 and 2010, respectively.
Revenues. The following tables show (1) the average prices we received, (2) our revenues from the sale of oil and natural gas and (3) the impact of changes in price and sales volumes on our oil and natural gas revenues during the nine months ended September 30, 2011 and 2010. Our commodity hedges are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Nine Months Ended September 30,
	2011	% Change	2010
Oil revenues:
Oil price per Bbl	$88.06	23%	$71.81
Oil derivative settlement gains (losses) per Bbl	(7.32)	(2,915)%	0.26

Oil revenues including oil derivative settlements per Bbl	$80.74	12%	$72.07
Natural gas revenues:
Natural gas per Mcf	$4.12	(10)%	$4.59
Natural gas derivative settlement gains (losses) per Mcf	2.09	(15)%	2.45

Natural gas revenues including derivative settlements per Mcf	$6.21	(12)%	$7.04
Oil and natural gas revenues:
Oil and natural gas per BOE	$46.46	14%	$40.65
Oil and natural gas derivative settlement gains (losses) per BOE	5.74	(45)%	10.43

Oil and natural gas revenues including derivative settlement gains (losses) per BOE	$52.20	2%	$51.08
Oil and natural gas derivative unrealized gains (losses) per BOE	4.47	188%	1.55

Oil and natural gas revenues including derivative settlements and unrealized gains (losses) per BOE	$56.67	8%	$52.63

Total price per BOE	$56.67	8%	$52.63

	Nine months ended September 30,
	2011	% Change	2010
	(In thousands)
Oil revenues:
Oil revenues	$66,047	24%	$53,140
Oil derivative settlements	(5,491)	(2,916)%	195

Oil revenues including oil derivative settlements	60,556	14%	53,335
Natural gas revenues:
Natural gas revenues	35,530	(26)%	48,291
Natural gas derivative settlements	18,039	(30)%	25,838

Natural gas revenues including derivative settlements	53,569	(28)%	74,129
Oil and natural gas revenues:
Oil and natural gas revenues	101,577	0%	101,431
Oil and natural gas derivative settlements	12,548	(52)%	26,033

Oil and natural gas revenues including derivative settlement gains (losses)	114,125	(10)%	127,464
Oil and natural gas derivative unrealized gains (losses)	9,770	152%	3,873

Oil and natural gas revenues including derivative settlements and unrealized gains (losses)	123,895	(6)%	131,337

Total revenues	$123,895	(6)%	$131,337

Change from Nine Months
Ended September 30, 2010 to Nine
Months Ended September 30, 2011
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$12,175
Sales volume variance impact	733

Total change	12,908
Change in revenues from the sale of natural gas:
Price variance impact	$(3,996)
Sales volume variance impact	(8,766)

Total change	(12,762)
Change in revenues from the sale of oil and natural gas:
Price variance impact	$8,179
Volume variance impact	(8,033)
Cash settlement of derivative hedging contracts	(13,485)
Unrealized gains due to derivative hedging contracts	5,897

Total change	$(7,442)

Our oil and natural gas revenues, including derivatives settlements and unrealized gains (losses), for the nine months ended September 30, 2011 decreased by approximately $7.4 million, or 6%, when compared to the same period in 2010. The pre-hedged revenue increased by approximately $0.1 million. This increase related to higher prices of oil of approximately $12.2 million, which was partially offset by lower natural gas prices of approximately $4.0 million and lower production, which decreased revenue by approximately $8.0 million. The decrease in hedged gains was due primarily to lower gains on realized commodity derivatives of approximately $13.5 million and unrealized gains due to commodity derivatives of approximately $5.9 million.

Production costs. Production volumes in the nine months ended September 30, 2011 decreased 12% as compared to the same period in 2010 from 2.5 MMBoe to 2.2 MMBoe. Per unit production cost in 2011 increased by $3.03/Boe, or 22%, and total production costs in 2011 increased by approximately $2.4 million, or 7%, as compared to 2010. Our per unit and total production costs for the nine months ended September 30, 2011 and 2010 are as set forth below.

	Unit-of-Production
	(Per Boe Based on Sales Volumes)
	Nine months ended September 30,
	2011	% Change	2010
Production costs:
Gathering & transportation	$0.49	29%	$0.38
Operating & maintenance	11.33	25%	9.07
Workover expenses	0.98	(12)%	1.11

Lease operating expenses	12.80	21%	10.56
Remediation expenses	0.91	100%	—
Taxes other than income	3.15	(4)%	3.27

Production costs	$16.86	22%	$13.83

	Production Costs
	Nine months ended September 30,
	2011	% Change	2010
	(In thousands)
Production costs:
Gathering & transportation	$1,068	13%	$948
Operating & maintenance	24,766	9%	22,623
Workover expenses	2,149	(23)%	2,773

Lease operating expenses	27,983	6%	26,344
Remediation expenses	1,988	100%	—
Taxes other than income	6,895	(16)%	8,160

Production costs	$36,866	7%	$34,504

Operating and maintenance expenses for the nine months ended September 30, 2011 were approximately $24.8 million, compared to approximately $22.6 million in the same period of 2010, an increase of approximately $2.1 million, or 9%. This increase in operating and maintenance expenses was due to overall increases in direct labor and benefit costs, repairs and maintenance and our 2010 acquisitions.
Workover expenses for the nine months ended September 30, 2011 were approximately $2.1 million, compared to approximately $2.8 million for the same period in 2010, a decrease of approximately $0.6 million, or 23%. This decrease was due primarily to a decrease in the number and cost of our workovers in 2011 as compared to 2010.
Environmental remediation expenses for the nine months ended September 30, 2011 were approximately $2.0 million and were incurred in 2011 as the result of our participation in a settlement involving environmental remediation in a field in which we have an ownership interest. There were no remediation costs incurred in the 2010 period.Taxes other than income for the nine months ended September 30, 2011 were $6.9 million, compared to $8.2 million in the same period of 2010, a decrease of $1.3 million or 16%. This decrease in taxes was due to lower actual ad valorem taxes incurred in the current year.
General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the cost of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended September 30,
	2011	% Change	2010
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$13,841	(11)%	$15,601
Capitalized general and administrative expenses	3,519	26%	2,785

General and administrative costs — net	$10,322	(19)%	$12,816

General and administrative expenses — gross $ per Boe	$6.33	1%	$6.25

Our gross general and administrative expenses for the nine months ended September 30, 2011 were approximately $13.8 million compared to approximately $15.6 million in the same period of 2010, a decrease of approximately $1.8 million, or 11%, primarily as a result of there being no stock based compensation expense in 2011, as compared to $1.3 million in 2010. After capitalization, our general and administrative expenses decreased by approximately $2.5 million, or 19%, to approximately $10.3 million. Per unit general and administrative expense increased slightly due to a decrease in production volumes that was offset by the decrease in compensation expense and increase in capitalized expenses.
Depletion of oil and natural gas properties.

	Nine months ended September 30,
	2011	% Change	2010
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil and natural gas properties	$36,898	(5)%	$38,709
Depletion of oil and natural gas properties (per Boe)	$16.88	9%	$15.52
Our depletion expense for the nine months ended September 30, 2011 was approximately $36.9 million compared to approximately $38.7 million in the same period of 2010, a decrease of approximately $1.8 million, or 5%. This decrease in depletion expense was largely the result of decreased production volumes, which resulted in lower depletion expense by approximately $4.8 million. This was partially offset by an increase in our depletion rate resulting in an increase in depletion expense of approximately $3.0 million.
Net interest expense. Our interest expense for the nine months ended September 30, 2011 and 2010 was approximately $32.5 million and $36.2 million, respectively. Total interest expense for the nine months ended September 30, 2011 benefited from our 2011 Refinancing that converted the Series A preferred stock from a debt instrument to mezzanine equity, offset by the increase in interest expense due to the assumption of a higher coupon on the Notes.
Liquidity and Capital Resources
Historically, we have financed our acquisition, exploitation and development activities, and repayment of our contractual obligations, through a variety of means, including cash flow from operations, borrowings under our credit agreements, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. Our primary needs for cash are to fund our capital expenditure program and our working capital obligations and for the repayment of contractual obligations. In the future, we will also require cash to fund our capital expenditures for the exploitation and development of properties necessary to offset the inherent declines in production and proved reserves that are typical in an extractive industry like ours. We will also spend capital to hold acreage that would otherwise expire if not drilled. Future success in growing reserves and production will be highly dependent on our access to cost effective capital resources and our success in economically finding and producing additional oil and natural gas reserves.
Sources and Uses of Cash
The table below summarizes our sources and uses of cash during the periods indicated.

	Nine months ended September 30,
	2011	% Change	2010
	(In thousands)
Net income / (loss)	$5,618	111%	$(53,414)
Non-cash items	40,435	(65)%	116,016
Changes in working capital and other items	1,856	201%	617

Cash flows provided by operating activities	47,909	(24)%	63,219
Cash flows used in investing activities	(83,910)	110%	(39,977)
Cash flows provided by financing activities	23,910	297%	6,024

Net (decrease) / increase in cash and cash equivalents	$(12,091)	(141)%	$29,266

Analysis of cash flows provided by operating activities
Cash flows provided by operating activities for the nine months ended September 30, 2011 were approximately $47.9 million, as compared to approximately $63.2 million for the same period in 2010, an approximately $15.3 million, or 24%, decrease. The decrease in cash flows provided by operating activities from 2010 to 2011 was primarily due to higher cash operating costs and lower revenues, which decreased operating cash flow activities.

Analysis of cash flows used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2011 was $83.9 million, compared to $40.0 million in the same period in 2010, a $43.9 million, or 110%, increase. In 2011, we have increased our focus on drilling and leasing as well as acquisitions to increase reserves. In 2010, we focused primarily on acquisitions to increase reserves.
Analysis of cash flows provided in financing activities
Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $23.9 million as compared to approximately $6.0 million for the same period in 2010, a change of approximately $17.9 million, or 297%. This increase was the result of additional proceeds from new borrowings of $347.0 million in 2011 as compared to 2010. This increase was partially offset by additional repayment of borrowings of approximately $319.8 million in 2011 as compared to 2010 and financing costs related to the debt offerings in 2011 of approximately $9.3 million.
Capital expenditures
The timing of most of our capital expenditures is discretionary because we operate the majority of our wells and we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program also includes general and administrative expenses allowed to be capitalized under full cost accounting, costs related to plugging and abandoning unproductive or uneconomic wells and the cost of acquiring and maintaining our lease acreage position and our seismic resources, drilling and completing new oil and natural gas wells, installing new production infrastructure and maintaining, repairing and enhancing existing oil and natural gas wells.
The capital that funds our drilling activities is allocated to individual prospects based on the value potential of a prospect, as measured by a risked net present value analysis. We re-evaluate our annual budget periodically throughout the year. The primary factors that affect our budget include forecasted commodity prices, drilling and completion costs, and a prospect’s risked reserve size and risked initial producing rate. Other factors that are also monitored throughout the year that influence the amount and timing of all our planned expenditures include the level of production from our existing oil and natural gas properties, the availability of drilling and completion services, and the success and resulting production of our newly drilled wells. The outcome of our periodic analysis results in a reprioritization of our drilling schedule to ensure that we are optimizing our capital expenditure plan.
During the nine months ended September 30, 2011, we spent approximately $84.4 million in capital expenditures to support our business plan. Of this amount, we spent approximately $34.1 million to drill eight gross (6.05 net) wells and complete seven gross (5.05 net) wells. We also recompleted or worked over approximately 55 gross (40.79 net) wells during 2011 at a capital cost of approximately $7.6 million, approximately $1.2 million was spent to plug and abandon wells, and spent approximately $10.2 million to continue lease acquisitions primarily in Oklahoma to support the future development of our Atoka Shale properties. The remaining approximately $31.3 million of capital expenditures related primarilyto acquisitions.
Capital resources
Cash. As of September 30, 2011 and 2010, we had $5.6 million and $39.8 million of cash and cash equivalents, respectively.
First Lien Credit. As part of the 2011 Refinancing, we entered into a $300 million Amended and Restated First Lien Credit Agreement that matures in November 2014. The initial borrowing base for the New Credit Facility was established at $170 million with semi-annual re-determinations to begin in November 2011. Amounts outstanding under the New Credit Facility bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the New Credit Facility are secured by all of our oil and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the New Credit Facility will mature, in November 2014.

The New Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the New Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 1.48 as of September 30, 2011), minimum interest coverage ratio, as defined, of not less than 2.25 to 1.0 (which was 3.86 as of September 30, 2011), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.5 to 1.0 (which was 3.80 as of September 30, 2011) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.0 to 1.0 (which was 1.32 as of September 30, 2011). The interest coverage ratio, as defined, increases from2.25 to 1.0 during 2011 and 2.5 to 1.0 thereafter. The leverage ratio reduces from 4.5 to 1.0 during 2011 to 4.25 to 1 during 2012 and 4.0 to 1 thereafter. In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. At September 30, 2011, we were in compliance with the financial covenants governing the New Credit Facility.
Second Lien. As part of the 2010 recapitalization, certain of our subsidiaries entered into our prior second lien term loan agreement between the Borrowers, each of the lenders from time to time party thereto and Guggenheim Corporate Funding, LLC, as administrative agent. The prior second lien term loan agreement provided for three types of loans which were the Term Loans (new loans advanced in full on the closing date), the Delayed Draw Loans (term loans available to be drawn in the future based on certain terms and conditions), and the Converted Loans (existing loans converted from our prior second lien term loan agreement). In addition, as part of the 2010 recapitalization, those subsidiaries and the certain of the prior second lien debt holders entered into our prior second lien payable-in-kind (“PIK”) credit facility, in which the prior second lien debt holders which did not convert their loans under the prior second lien term loan agreement agreed to continue their existing loans consisting of principal and accrued interest totaling approximately $62.6 million.
Concurrently with the closing of the Refinancing, we repaid in full the approximately $152.6 million in aggregate principal amount outstanding under the prior second lien term loan agreement and the prior second lien PIK credit facility, together, in each case, with the accrued interest thereon to the date of such repayment.
Series A Preferred Stock. As part of the 2010 recapitalization, we entered into agreements to exchange a portion of prior second lien indebtedness for $205.5 million of Series A Preferred Stock, consisting of 2,700,000 shares issued at $76.12 per share redeemable in 2016 at the option of the holder subsequent to the maturity of certain qualified debt, including the New Credit Facility and the Notes. The preferred shareholders receive a 12% dividend each year paid in-kind. There were no dividends paid during 2010 or during the nine months ended September 30, 2011. These preferred shares were classified as a liability in the financial statements prior to May 11, 2011, as they were mandatorily redeemable for cash.
Upon completion of the Refinancing, including the amendment of the terms of our Series A Preferred Stock as described in Note 9 to the unaudited condensed consolidated financial statements included herein, we reclassified the Series A Preferred Stock as mezzanine equity for financial reporting purposes because there is no longer a mandatory redemption provision and the Series A Preferred Stock is redeemable at the option of the holder. There were no dividends declared or paid during the nine months ended September 30, 2011.
Capitalization of Debt Costs. We capitalize certain direct costs associated with the issuance of long-term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method.
Senior Secured Second Lien Notes. As part of the Refinancing, we issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million. The Notes carry a face interest rate of 10.500%; interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the New Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness, which includes the New Credit Facility. The balance is presented net of unamortized discount of $6.5 million at September 30, 2011.
The Notes contain an optional redemption provision allowing us to retire up to 35% of the principal outstanding with the proceeds of an equity offering, at 110.5% of par. Additional optional redemption provisions allow for the retirement of all or a portion of the outstanding senior secured second lien notes at 110.5%, 102.625% and 100.0% beginning on each of May 15, 2014, May 15, 2015 and November 15, 2015, respectively. If a change of control occurs, each noteholder may require us to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of such notes, plus any accrued and unpaid interest and special interest, if any, to, but not including, the date of repurchase. The indenture governing the Notes contains covenants that, among other things, limit our ability to incur or guarantee additional indebtedness or issue certain preferred stock; declare or pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; transfer or sell assets; make investments; create certain liens; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

In connection with the offering of the Notes, we entered into a registration rights agreement with the initial purchasers. Under the terms of the registration rights agreement, we have filed a registration statement, which must be declared effective no later than 300 days after the closing date, to allow for the registration of exchange notes with terms substantially identical to the Notes. The exchange notes are to be exchanged for the Notes within 30 days after the registration statement becomes effective. If we fail to comply with these requirements on or before the date specified, then we will pay special interest to each holder of entitled securities until all registration defaults have been cured. With respect to the first 90-day period immediately following the occurrence of the first registration default, special interest will be paid at the rate of 0.25% per annum. Such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration defaults have been cured, up to a maximum rate of special interest for all registration defaults of 1.0% per annum.
Outlook
We expect to fund our acquisition, exploitation and development activities from a variety of sources, including through cash flow from operations, borrowings under our New Credit Facility, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. However, we expect that future significant acquisitions will require funding, at least in part, from the proceeds of the issuance of equity securities.
As of September 30, 2011, we had approximately $42.5 million of available borrowing capacity under our New Credit Facility.
For the nine months ended September 30, 2011, we realized approximately $12.5 million in gains under our hedging agreements. Based on the NYMEX strip pricing for oil and natural gas as of September 30, 2011, we expect to realize approximately $5.4 million of hedging revenues during the last three months of 2011.
For 2011, our capital program is budgeted at approximately $85.3 million, which we believe is sufficient to maintain current operations and replace 100% of our annual production. Our 2011 capital budget contemplates spending approximately $32.6 million in connection with the drilling of 12 additional wells, including three development wells in the Texas Gulf Coast, three development wells in the Southeast area, one development well in the South Texas area and five wells in the Midcontinent area (including two wells which we are contractually obligated to drill in Oklahoma), and approximately $5.0 million in connection with the workover and recompletion of existing wells. We have also budgeted approximately $36.0 million for acquisitions.
The table below sets forth our 2011 capital budget activity.

		Amount Spent
	2011	Through September 30,	Amount
	Budget(a)	2011	Remaining(b)
	(In millions)
Drilling	$32.6	$34.1	$(1.5)
Acquisitions	36.0	29.7	6.3
Workovers and recompletions	5.0	7.6	(2.6)
Geological, geophysical, leasing and seismic	4.3	11.2	(6.9)
Plugging and abandonment	2.6	1.2	1.4
Facilities, vehicles and other	4.8	0.6	4.2

Total operations capital budget	$85.3	$84.4	$0.9

(a)	2011 capital budget approved by our Board of Directors.

(b)
Calculated based upon the 2011 capital budget less amounts spent through September 30, 2011. We anticipate spending approximately $94.0 million in 2011. The additional capital spend in 2011 relates to carryover projects approved in 2010, an additional well, not originally budgeted and capital repairs to properties affected by the Mississippi river flooding.

The final determination with respect to our 2011 budgeted capital expenditures will depend on a number of factors, including:
•	changes in commodity prices;
•	changes in service and materials costs, including from the sharing of costs through the formation of joint ventures with other oil and natural gas companies;
•	production from our existing producing wells;
•	the results of our current exploitation and development drilling efforts;
•	economic and industry conditions at the time of drilling;
•	our liquidity and the availability of financing; and
•	properties for sale at an attractive price and rate of return.
Off Balance Sheet Arrangements
We currently do not have off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the indebtedness of any other party.
Critical Accounting Policies
The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our unaudited condensed consolidated financial statements in accordance with GAAP, as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. These estimates include oil and natural gas reserve quantities that form the basis for (i) the allocation of purchase price to proved and unproved properties; (ii) calculation of amortization of oil and natural gas properties; and (iii) the full cost ceiling impairment. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Other estimates include (a) estimated quantities and prices of oil and natural gas sold, but not collected, as of period-end; (b) accruals of capital and operating costs; (c) current plug and abandonment costs, settlement date, inflation rate and credit-adjusted risk-free rate used in estimating asset retirement obligations as detailed in “Note 3. Asset Retirement Obligation” in our unaudited condensed consolidated financial statements contained herein; and (d) those assumptions and calculation techniques used in estimating the fair value of derivative financial instruments, as considered in “Note 6. Fair Values of Financial Instruments” in our unaudited condensed consolidated financial statements contained herein. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.
Oil and Natural Gas Properties
Full Cost Accounting — We utilize the full cost method to account for our investment in oil and natural gas properties. Under the full cost method, which is governed by Rule 4-10 of Regulation S-X, all costs of acquisition, exploration, and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. Direct internal costs that are capitalized are primarily the salary and benefits of geologists, landmen, and engineers directly involved in acquisition, exploration and development activities. There was approximately $3.5 million and $2.8 million of direct internal costs capitalized for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation, Depletion, and Amortization — The cost of oil and natural gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and natural gas reserves as estimated by independent engineering consultants.
Impairment — Full cost ceiling impairment is calculated whereby net capitalized costs related to proved and unproved properties less related deferred income taxes may not exceed a ceiling limitation. The ceiling limitation is the amount equal to the present value discounted at 10% of estimated future net revenues from estimated proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs and net of related income tax effect. The full cost ceiling limitation is calculated using 12-month simple average price of oil and natural gas as of the first day of each month for the period ending as of the balance sheet date and is adjusted for “basis” or location differentials. Price and operating costs, which are based on current cost conditions, are held constant over the life of the reserves. If net capitalized costs related to proved properties less related deferred income taxes exceed the ceiling limitation, the excess is impaired and a permanent write-down is recorded in the unaudited condensed consolidated statements of operations. As of September 30, 2011 and 2010, no ceiling impairment was recorded.
Unproved Property Costs — Costs directly associated with the acquisition and evaluation of unproved properties, including leasehold, acreage and capitalized interest, are excluded from the full cost pool until it is determined whether or not proved reserves can be assigned to the individual prospects or whether impairment has occurred.
We assess all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
Such unproved property costs fall into two broad categories:
•	leasehold costs for projects not yet evaluated;and
•	interest costs related to financing such activities.
Revenue Recognition and Natural Gas Imbalances
Revenues are recognized and accrued as production occurs and physical possession and title pass to the customer.
We use the sales method of accounting for revenue. Under this method, oil and natural gas revenues are recorded for the amount of oil and natural gas production sold to purchasers. Natural gas imbalances are created, but not recorded, when the sales amount is not equal to our entitled share of production unless there are insufficient reserves. Our entitled share is calculated as gross production from the property multiplied by our net revenue interest in the property. No provision is made for an imbalance unless the oil and natural gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions. At that point, a payable or a receivable, as appropriate, is recorded equal to the net value of the imbalance. As of both September 30, 2011 and December 31, 2010, we had recorded a liability of approximately $0.7 million.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized when items of income and expense are recognized in the financial statements in different periods than when recognized in the applicable tax return. Deferred tax assets arise when expenses are recognized in the financial statements before being deductible in the income tax returns or when income items are recognized in the income tax return prior to the financial statements. Deferred tax assets also arise when operating losses or tax credits are available to offset future taxable income. Deferred tax liabilities arise when income items are recognized in the financial statements before the income tax returns or when expenses are deducted in the tax return prior to recognition in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the date when the change in the tax rate was enacted.

We routinely assess the realizability of our deferred tax assets. If it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance.
As a result of the conversion to a corporation effective August 1, 2009, which pursuant to Section 351 of the Internal Revenue Code was a tax-free reorganization, we stepped into the “shoes” of our parent as to the tax value of the net assets. Therefore, the income tax years of 2007 through the conversion date, as well as through the current year, remain open and subject to examination by federal tax authorities and/or the tax authorities in each of Texas, Oklahoma, Mississippi, and Louisiana which are our principal operating jurisdictions. These audits could result in adjustments of taxes due or adjustments of the NOLs that are available to offset future taxable income.
ASC 740, Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
Our policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in our consolidated statement of operations. For the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively, no interest expense or penalties related to unrecognized tax benefits associated with uncertain tax positions have been recognized in the provision for income taxes.
The total amount of unrecognized tax benefit if recognized that would affect the effective tax rate was zero.
Unrecognized tax benefits are not expected to significantly change due to the settlement of audits or the expiration of statute of limitations prior to December 31, 2011. However, due to the complexity of the application of tax law and regulations, it is possible that the ultimate resolution of these positions may result in liabilities which could be materially different from these estimates.
Our parent files a unified tax return in Texas for the Texas Margin Tax, and is the legally responsible party for such taxes. Therefore, any income tax associated with the Texas Margin Tax has not been recognized in our consolidated financial statements. There are no income tax sharing agreements between us and our parent.
Derivative Financial Instruments
We purchase derivative financial instruments, specifically, commodity swaps and collars and interest rate collars. Commodity swaps and collars are used to manage market price exposures associated with sales of oil and natural gas. Interest rate collars are used to manage interest rate risk arising from interest payments associated with floating rate debt. Such instruments are entered into for non-trading purposes.
Derivative contracts have not been designated nor do they qualify for hedge accounting. The valuation of these instruments is determined using valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including price volatility and interest rate curves, as appropriate.
We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, any impacts of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees, are considered.

Asset Retirement Obligation
We record a liability for the estimated fair value of our asset retirement obligations, primarily comprised of plugging and abandonment liabilities, in the period in which it is incurred. The liability is accreted each period through charges to accretion expense. The asset retirement cost is included in the full cost pool. If the liability is settled for an amount other than the recorded amount, the difference is recognized in oil and natural gas properties in our unaudited condensed consolidated balance sheet.
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Changes in commodity prices significantly affect our capital resources, liquidity and operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of capital we have available to reinvest in our exploitation and development activities. Commodity prices are impacted by many factors that are outside of our control. Over the past few years, commodity prices have been highly volatile. We expect that commodity prices will continue to fluctuate significantly in the future. As a result, we cannot accurately predict future oil and natural gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.
The prices we receive for our oil production are based on global market conditions. Significant factors that impacted oil prices for the nine months ended September 30, 2011 include the pace at which the domestic and global economies recovered from the current recession, the ongoing tensions and uprisings in the Middle East and North Africa, and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations were able to manage oil supply through export quotas.
Natural gas prices are primarily driven by North American market forces. However, global LNG shipments can impact North American markets to the extent cargoes are diverted from Asia or Europe to North America. Factors that can affect the price of natural gas include changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. Over the past several years, natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in the nine months ended September 30, 2011 was $4.12 per Mcf, which was 10% lower than the price of $4.59 per Mcf that we received in the nine months ended September 30, 2010. Natural gas prices in the nine months ended September 30, 2011 were dependent upon many factors including the balance between North American supply and demand.

We have utilized swaps and costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure that we can execute at least a portion of our capital spending plans with internally generated funds. The following table details derivative contracts that settled during 2011 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain/(loss) upon settlement.

As of September 30, 2011
(In thousands, except for unit prices)
Oil collars
Volumes (MBbls)	449
Average floor price (per Bbl)	$75.86
Average ceiling price (per Bbl)	$88.48

Gain/(loss) upon settlement	$(5,726)
Oil swaps
Volumes (MBbls)	96
Average swap price (per Bbl)	$79.30

Gain/(loss) upon settlement	$234

Total oil gain/(loss) upon settlement	$(5,492)

Natural gas collars
Volumes (MMcf)	1,200
Average floor price (per Mcf)	$3.75
Average ceiling price (per Mcf)	$5.29

Gain/(loss) upon settlement	$232
Natural gas swaps
Volumes (MMcf)	1,923
Average swap price (per Mcf)	$8.13

Gain/(loss) upon settlement	$17,807

Total natural gas gain/(loss) upon settlement	$18,039

The following derivatives contracts were in place as of September 30, 2011.

Natural gas	Type	MMbtu / Mo. or Avg.	Price / MMbtu

Oct-11 to Oct-11	Collar	300,000	$4.50 - 5.25
Oct-11 to Oct-11	Swap	174,525	$7.93
Oct-11 to Dec-11	Collar	100,000	$3.50 - 5.30
Nov-11to Dec-11	Collar	380,082	$7.00 - 10.60
Nov-11to Dec-11	Swap	170,128	$8.43
Jan-12 to Dec-12	Collar	150,000	$6.50 - 8.10
Jan-12 to Dec-12	Swap	133,076	$5.00
Jan-12 to Dec-12	Collar	50,000	$4.25 - 5.35
Jan-12 to Dec-12	Swap	75,000	$5.15
Jan-13 to Dec-14	Swap	100,000	$5.20
Jan-13 to Dec-13	Collar	40,000	$5.00 - 5.85
Jan-13 to Dec-13	Collar	90,000	$4.75 - 5.75
Jan-13 to Dec-13	Collar	40,000	$4.70 - 5.75
Jan-14 to Dec-14	Collar	40,000	$5.10 - 6.20
Jan-14 to Nov-14	Collar	73,820	$4.50 - 6.15

Oil	Type	Bbl / Mo. or Avg. Bbl /	Price / Bbl

Oct-11 to Dec-11	Collar	26,107	$68.00 - 80.71
Oct-11 to Dec-11	Collar	3,000	$80.00 - 89.25
Oct-11 to Oct-11	Swap	1,181	$101.60
Oct-11 to Dec-11	Swap	8,667	$99.85
Oct-11 to Dec-12	Collar	10,000	$80.00 - 93.24
Jan-12 to Aug-12	Collar	25,000	$80.00 - 91.60
Sep-12 to Dec-12	Collar	25,391	$80.00 - 86.00
Jan-12 to Aug-12	Swap	3,628	$101.60
Jan-12 to Dec-12	Collar	5,000	$90.00 - 96.50
Jan-13 to Dec-13	Collar	6,000	$90.00 - 111.85
Jan-13 to Dec-13	Collar	8,000	$92.00 - 102.95
Jan-13 to Dec-13	Collar	2,000	$93.00 - 102.00
Jan-13 to Dec-14	Collar	3,000	$91.00 - 98.00
Jan-13 to Dec-14	Collar	2,000	$90.00 - 97.00
Jan-13 to Dec-14	Collar	2,000	$91.00 - 97.00
Jan-13 to Dec-14	Collar	2,000	$92.00 - 98.00
Jan-13 to Dec-14	Collar	2,000	$92.00 - 100.00
Jan-13 to Dec-14	Collar	2,000	$93.00 - 101.00
Jan-13 to Dec-14	Swap	1,000	$91.00
Jan-13 to Dec-14	Swap	1,000	$91.50
Jan-14 to Dec-14	Collar	10,000	$93.00 - 100.25

NGL	Type	Bbl / Mo. or Avg. Bbl /	Price / Bbl

Oct-11 to Dec-11	Swap	15,000	$56.79
Jan-12 to Dec-12	Swap	5,000	$51.00
Jan-12 to Dec-12	Swap	6,000	$51.25
Jan-13 to Dec-13	Swap	3,300	$46.25
Jan-13 to Dec-13	Swap	4,000	$47.00
Jan-14 to Dec-14	Swap	6,500	$43.75
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments; trade accounts receivable and derivative instruments. We believe that we place our excess cash investments with strong financial institutions. Our receivables generally relate to customers in the oil and natural gas industry, and as such, we are directly affected by the economy of the industry. During the nine months ended September 30, 2011, ten customers collectively accounted for 70% of our oil and natural gas revenues and during the nine months ended September 30, 2010, ten customers collectively accounted for 72% of our oil and natural gas revenues. Shell Trading (US) Company accounted for 18% and Enterprise Crude Oil, LLC accounted for 16% of total sales during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, Shell Trading (US) Company accounted for 18% and Enterprise Crude Oil, LLC accounted for 11% of total sales. No other customer accounted for more than 10% of total sales during either period. This concentration increases our credit risk. We seek to mitigate our credit risk by, among other things, monitoring customer creditworthiness.
Counterparty Risk
We have exposure to financial institutions in the form of derivative transactions in connection with our commodity and interest rate hedges. These transactions are with counterparties in the financial services industry, specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. In addition, we also have exposure to financial institutions which are lenders under our credit facilities. If any lender under our New Credit Facility is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under the credit facility.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management, including our Chief Executive Officer and Vice President of Finance and Chief Accounting Officer, completed an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, and determined that our disclosure controls and procedures were not effective as of September 30, 2011. We have identified certain material weaknesses in our internal control over financial reporting related to inconsistent or ineffective financial statement review and preparation and insufficient financial reporting resources in our internal control over financial reporting primarily related to a lack of financial and personnel resources allocated to our information technology general controls. To remediate these issues, our management intends to retain the services of additional third party accounting personnel as well as to modify existing internal controls in a manner designed to ensure future compliance. Our management currently believes the additional accounting resources expected to be retained for purposes of becoming a SEC reporting company will remediate the weakness with respect to insufficient personnel.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.	Legal Proceedings.
There are currently various suits and claims pending against us that have arisen in the ordinary course of our business, including contract disputes, personal injury and property damage claims and title disputes. Management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or cash flow. We record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Item 1A.	Risk Factors.
We have had losses in the past and there is no assurance of our profitability for the future.
We recorded a net loss for the years ended December 31, 2010, 2009 and 2008 of $70.6 million, $8.6 million and $318.9 million, respectively, and $18.6 million for the six months ended June 30, 2011. We cannot assure you that our current level of operating results will continue or improve. Our activities could require additional equity or debt financing. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and natural gas, rates of production, timing of capital expenditures and drilling success. Negative changes in these variables could have a material adverse effect on our business, financial condition and results of operations.
Economic uncertainty could negatively impact the prices for oil and natural gas, limit access to the credit and equity markets, increase the cost of capital, and may have other negative consequences that we cannot predict.
Economic uncertainty in the United States could create financial challenges if conditions do not improve. Most recently, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, which has increased the possibility of other credit-rating agency downgrades which could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Our internally generated cash flow and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on, among other things, bank financings and private equity to provide us with additional capital. Our ability to access capital may be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. Ongoing uncertainty may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult and less economic to consummate. Additionally, demand for oil and natural gas may deteriorate and result in lower prices for oil and natural gas, which could have a negative impact on our revenues. Lower prices could also adversely affect the collectability of our trade receivables and cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations.

We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.
From time to time, in varying degrees, political developments and federal, state and local laws and regulations affect our operations. In particular, price controls, taxes and other laws relating to the oil and natural gas industry, changes in these laws and changes in administrative regulations have affected and in the future could affect oil and natural gas production, operations and economics. We cannot predict how agencies or courts will interpret existing laws and regulations or what effect these adoptions and interpretations may have on our business or financial condition.Our business is subject to laws and regulations promulgated by federal, state and local authorities, including but not limited to, the United States Congress, the Federal Energy Regulatory Commission, the Environmental Protection Agency (the “EPA”), the Bureau of Land Management, the Bureau of Ocean Energy Management Regulation and Enforcement, the Texas Railroad Commission, the Texas Commission on Environmental Quality, the Oklahoma Corporation Commission, the Oklahoma Department of Environmental Quality, the Louisiana Department of Natural Resources, the Louisiana Department of Environmental Quality, the Mississippi Department of Environmental Quality and the Mississippi Oil & Gas Board, relating to the exploitation for, and the development, production and marketing of, oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. The discharge of oil, natural gas or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs for remediation.
Our operations are subject to complex federal, state and local environmental laws and regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act and the Clean Water Act. Administration of the federal laws is often delegated to the states. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. For example, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced on January 3, 2011. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, the initial results of which are anticipated to be available by late 2012. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. Compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if such legislation is enacted into law. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities. In addition, the EPA has recently announced their intention to develop standards for wastewater discharges produced by natural gas extraction from shale formations. Proposed rules are expected in 2014. We cannot predict the impact that these standards may have on our business at this time.
Failure to comply with environmental, health and safety laws or regulations may result in assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining or limiting our current or future operations. Compliance with these laws and regulations also increases the cost of our operations and may prevent or delay the commencement or continuance of a given operation.
Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health, or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Forward-Looking Statements
The information discussed in this report and our public releases include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and natural gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future or proposed operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:
•	our ability to finance our planned capital expenditures;
•	the volatility in commodity prices for oil and natural gas;
•	demand for oil and natural gas;
•	future profitability;
•	our ability to continue as a going concern;
•	accuracy of reserve estimates;
•	the need to take ceiling test impairments due to lower commodity prices;
•	significant dependence on equity financing for acquisitions;
•	the ability to replace our oil and natural gas reserves;
•	general economic conditions;
•	our ability to control activities on properties that we do not operate;
•	pricing risks;
•	availability of rigs, crews, equipment and oilfield services;
•	our ability to retain key members of our senior management and key technical employees;

•	geographic concentration of our assets;
•	expiration of undeveloped leasehold acreage;
•	exploitation, development, drilling and operating risks;
•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
•	availability of pipeline capacity and other means of transporting our oil and natural gas production;
•	reliance on independent experts;
•	our ability to integrate acquisitions with existing operations;
•	the sufficiency of our insurance coverage;
•	competition;
•	the possibility that the industry may be subject to future regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);
•	environmental risks; and
•	additional staffing requirements and other increased costs associated with being a reporting company.
Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those in the section entitled “Risk Factors” included in our registration statement on Form S-4, File No. 333-177534 filed with the Securities and Exchange Commission on October 27, 2011. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

SIGNATURES
Milagro Oil & Gas, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILAGRO OIL & GAS, INC.
Date: November 17, 2011	By:	/s/ James G. Ivey
James G. Ivey
President and Chief Executive Officer

Date: November 17, 2011	By:	/s/ Robert D. LaRocque
Robert D. LaRocque
Vice President of Finance and Treasurer

Date: November 17, 2011	By:	/s/ Mark Stirl
Mark E. Stirl
Vice President and Controller