Form 10-Q
period 2012-03-31
MILAGRO OIL & GAS, INC.
filed 2012-05-15
CIK 1530796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 14, 2012, there were 280,400 shares of the registrant’s common stock, par value $.01 per share, outstanding.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$543	$9,356
Accounts receivable:
Oil and natural gas sales	22,347	22,288
Joint interest billings and other — net of allowance for doubtful accounts of $478 and $831 at March 31, 2012 and December 31, 2011, respectively (Note 4)	1,197	1,124
Derivative assets	12,075	11,405
Prepaid expenses and other	2,093	3,041

Total current assets	38,255	47,214
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties — full cost method:
Proved properties	1,285,127	1,279,276
Unproved properties	15,534	14,914
Less accumulated depreciation, depletion and amortization	(836,804)	(812,364)

Net oil and natural gas properties	463,857	481,826
Other property and equipment, net of accumulated depreciation of $6,295 and $6,114 at March 31, 2012 and December 31, 2011, respectively	1,067	1,236

Net property, plant and equipment	464,924	483,062
DERIVATIVE ASSETS	7,470	6,875

OTHER ASSETS:
Deferred financing costs	7,355	7,856
Advance to affiliate	2,424	2,391
Other	6,534	6,379

Total other assets	16,313	16,626

TOTAL	$526,962	$553,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,892	$4,875
Accrued liabilities	26,751	33,185
Accrued interest payable	10,302	4,074
Derivative liabilities	7,964	5,186
Asset retirement obligation	3,042	3,199

Total current liabilities	52,951	50,519
NONCURRENT LIABILITIES:
Long-term debt	364,225	381,879
Asset retirement obligation	43,571	41,441
Derivative liabilities	2,863	853
Other	3,558	3,931

Total noncurrent liabilities	414,217	428,104
Total liabilities	467,168	478,623

MEZZANINE EQUITY
Redeemable series A preferred stock (Note 9)	234,842	234,558

COMMITMENT AND CONTINGENCIES (Note 12)
DEFICIT:
Common shares, (par value, $.01 per share; shares authorized: 1,000,000; shares issued and outstanding: 280,400 as of March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	(66,813)	(66,813)
Accumulated deficit	(108,238)	(92,594)

Total stockholders’ deficit	(175,048)	(159,404)

TOTAL	$526,962	$553,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Oil, natural gas liquids and natural gas revenues	$33,340	$34,340
Gain /(loss) on commodity derivatives, net	593	(13,213)

Total revenues	33,933	21,127

COSTS AND EXPENSES:
Gathering and transportation	418	326
Lease operating	9,507	8,977
Environmental remediation	—	1,984
Taxes other than income	3,052	2,038
Depreciation, depletion and amortization	13,070	12,788
Full cost ceiling impairment	11,552	—
General and administrative	2,282	3,092
Accretion	887	793

Total costs and expenses	40,768	29,998

Operating loss	(6,835)	(8,871)

OTHER EXPENSE / (INCOME):
Loss on interest rate derivatives	—	71
Other income	(75)	(50)
Interest and related expenses, net of amounts capitalized	8,884	13,233

Total other expense	8,809	13,254

LOSS BEFORE INCOME TAX	(15,644)	(22,125)

INCOME TAX EXPENSE (BENEFIT)	—	—

NET LOSS	(15,644)	(22,125)

Preferred dividends	7,586	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(23,230)	$(22,125)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,644)	$(22,125)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	13,070	12,788
Full cost impairment	11,552	—
Amortization of deferred financing costs	501	440
Recapitalization	284	284
Accretion of asset retirement obligations	887	793
OID interest	346	—
PIK interest	—	7,066
Unrealized (gain)/loss on commodity derivatives	3,524	25,031
Unrealized (gain)/loss on interest rate derivatives	—	(1,117)
Changes in assets and liabilities:
Accounts receivable	(132)	(3,782)
Prepaid expenses and other	980	(817)
Accounts payable and accrued liabilities	319	(2,398)

Net cash provided by operating activities	15,687	16,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(6,772)	(18,009)
Additions of other long-term assets	(12)	(18)
Net sales of oil and natural gas properties	134	135

Net cash used in investing activities	(6,650)	(17,892)
CASH FLOWS FROM FINANCING ACTITVITIES:
Proceeds from borrowings	5,000	—
Credit facility payments	(23,000)	(8,000)
Other	150	21

Net cash used by financing activities	(17,850)	(7,979)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(8,813)	$(9,708)

CASH AND CASH EQUIVALENTS — Beginning of period	$9,356	$17,734

CASH AND CASH EQUIVALENTS — End of period	$543	$8,026

INTEREST PAID — Net of interest capitalized of $254 and $179 for 2012 and 2011, respectively	$1,387	$5,471

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization:
Interest paid in kind — series A preferred stock	$—	$6,852

Interest paid in kind — second lien	$—	$214

Accrued capital and seismic costs included in proved properties	$2,445	$2,951

Asset retirement obligations incurred	$446	$1,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL & GAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The unaudited condensed consolidated financial statements of the Company, included herein, have been prepared by management without audit, and they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2011. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of critical accounting policies is disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies, since such date.

Subsequent Events —The Company evaluated subsequent events through the date the financial statements were issued.

Recently Issued Accounting Pronouncements —

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company adopted this standard effective January 1, 2012, and it did not have an impact on the Company’s consolidated financial statements other than requiring additional disclosures.

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company is currently evaluating the potential impact of this adoption but expects that the adoption of this standard will have no impact on its consolidated financial statements.

3.	CONCENTRATION OF CREDIT RISK

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

For the three months ended March 31, 2012 and 2011, the Company’s most significant customers by reference to oil and natural gas revenue were as follows:

	2012	2011
Shell Trading (US) Company	22%	19%
Enterprise Crude Oil, LLC	16%	17%
Smaller customers	62%	64%

4.	ASSET RETIREMENT OBLIGATION

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

Activity related to the ARO liability for the three months ended March 31, 2012, is as follows (in thousands):

Liability for asset retirement obligation — December 31, 2011	$44,640
Liabilities settled and divested	(839)
Liabilities incurred	446
Revisions to cash flow estimates	1,479
Accretion expense	887

Liability for asset retirement obligation — March 31, 2012	$46,613

The liability comprises a current balance of approximately $3.0 million and a noncurrent balance of approximately $43.6 million as of March 31, 2012.

Revision to asset retirement obligations reflect changes in abandonment cost estimates based on current information and considering the Company’s current plans.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company produces and sells oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility for a portion of its production by entering into swaps, options and other commodity derivative financial instruments. A combination of options, structured as a collar, is the Company’s preferred derivative instrument because there are no up-front costs and the instruments set a floor price for a portion of the Company’s hydrocarbon production. Such derivatives provide assurance that the Company receives NYMEX prices no lower than the price floor and no higher than the price ceiling. For the three months ended March 31, 2012, the Company had hedges in place for 489 MBoe, or approximately 69% of production, in the form of natural gas, oil and natural gas liquids collars and swaps. In March 2012, the Company liquidated a portion of a natural gas contract for the period from April 2012 through and including September 2012. This natural gas contract carried a strike price of $5.00/per Mcf which was significantly above the market prices of natural gas prevailing at that time. The liquidation resulted in cash proceeds of approximately $2.0 million to the Company.

During the first quarter of 2012, the Company entered into basis swaps with a single counterparty which allows the Company to hedge against fluctuations in the price difference between Louisiana Light Sweet (“LLS”) Crude and West Texas Intermediate (“WTI”) price. These volumes are disclosed as oil hedged volumes. The Company produces approximately 1,500 barrels per day of LLS and receives a premium price over the WTI price. The volumes hedged on the basis swaps do not count towards the percent of production hedged as described above.

We entered into swaption derivative contracts which give the counterparty the right, for a period of time, to execute a natural gas price swap contract in exchange for a premium paid to us. Should the counterparty elect not to execute the swap contract, the option to do so terminates and there is no further financial exposure to either party.

All derivative contracts are recorded at fair market value and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

Description	Location in Balance Sheet	Fair Value
		March 31, 2012	December 31, 2011
Asset derivatives:
Natural gas collars and swaps — current portion	Derivative assets — current	$12,075	$11,405
Noncurrent portion	Derivative assets — non-current	7,470	5,897
Oil collars and swaps — noncurrent portion	Derivative assets — non-current	—	978

		$19,545	$18,280

Liability derivatives:
Oil collars and swaps — current portion	Derivative liabilities — current	$7,895	$4,677
Noncurrent portion	Derivative liabilities — non-current	2,478	—
Natural gas liquids swaps — current portion	Derivative liabilities — current	69	509
Noncurrent portion	Derivative liabilities — non-current	385	853

		$10,827	$6,039

The following table summarizes the locations and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations:

Description	Location in Statements of Operations	Three Months Ended March 31,
		2012	2011
		(In thousands)
Commodity contracts:
Realized gain on commodity contracts	Gain/(Loss) on commodity derivatives	$4,117	$11,818
Unrealized (loss) on commodity contracts	Gain/(Loss) on commodity derivatives	(3,524)	(25,031)

Total net gain/(loss) on commodity contracts		$593	$(13,213)
Interest rate swaps:
Realized (gain)/loss on interest rate swaps	Net (gain)/loss on interest rate derivatives	$—	$1,188
Unrealized gain on interest rate swaps	Net (gain) loss interest rate derivatives	—	(1,117)

Total net loss on interest rate swaps		—	71

Total net gain/(loss) on derivative contracts		$593	$(13,284)

At March 31, 2012, the Company had the following natural gas collar positions:

	Collars
		Floors		Ceilings
Period	Volume in MMbtu’s	Price Range	Weighted- Average Price	Price Range	Weighted- Average Price
April 2012 - December 2012	2,925,000	$3.45 – 6.50	$4.98	$3.81 – 8.10	$6.03
January 2013 - December 2013	2,040,000	$4.70 – 5.00	$4.80	$5.75 – 5.85	$5.77
January 2014 - December 2014	1,292,020	$4.50 – 5.10	$4.72	$6.15 – 6.20	$6.17

At March 31, 2012, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price/ Price Range	Weighted- Average Price
April 2012 - December 2012	2,676,000	$2.42 – 5.15	$3.64
January 2013 - December 2013	2,400,000	$4.66 – 5.20	$4.93
January 2014 - December 2014	2,100,000	$4.99 – 5.20	$5.11

At March 31, 2012, the Company had the following oil collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Bbl’s	Price Range	Weighted- Average Price	Price Range	Weighted- Average Price
April 2012 - December 2012	443,504	$80.00 – 92.00	$83.23	$86.00 – 102.05	$93.08
January 2013 - December 2013	348,000	$90.00 – 93.00	$91.41	$97.00 – 111.85	$102.71
January 2014 - December 2014	276,000	$90.00 – 93.00	$92.13	$97.00 – 101.00	$99.24

At March 31, 2012, the Company had the following oil swap positions:

	Swaps
Period	Volume in Bbl’s	Price/ Price Range	Weighted- Average Price
April 2012 - December 2012	36,223	$96.95 – 101.60	$98.95
January 2013 - December 2013	78,703	$91.00 – 96.95	$95.21
January 2014 - December 2014	24,000	$91.00 – 91.50	$91.25

At March 31, 2012, the Company had the following natural gas liquids swap positions:

	Swaps
Period	Volume in Bbl’s	Price/ Price Range	Weighted- Average Price
April 2012 - December 2012	141,628	$47.55 – 52.40	$51.20
January 2013 - December 2013	149,246	$46.25 – 47.20	$46.88
January 2014 - December 2014	78,000	$43.75 – 43.75	$43.75

At March 31, 2012, the Company had the following LLS – WTI basis swap positions:

	Swaps
Period	Volume in Bbl’s	Price/ Price Range	Weighted- Average Price
April 2012 - December 2012	313,000	$6.60 – 10.75	$9.52

6.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The table below presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Once in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reclassification (a)	Total Balance
March 31, 2012:
Current Assets
Commodity derivatives — natural gas	$—	$12,162	$—	$(87)	$12,075
Commodity derivatives — oil	—	1,095	—	(1,095)	—
Commodity derivatives — natural gas liquids	—	2,204	—	(2,204)	—
Non - Current Assets
Commodity derivatives — natural gas	$—	$8,187	$—	$(717)	$7,470
Commodity derivatives — oil	—	4,502	—	(4,502)	—
Commodity derivatives — natural gas liquids	—	2,080	—	(2,080)	—
Current Liabilities
Commodity derivatives — natural gas	$—	$87	$—	$(87)	$—
Commodity derivatives — oil	—	8,990	—	(1,095)	7,895
Commodity derivatives — natural gas liquids	—	2,273	—	(2,204)	69
Non - Current Liabilities
Commodity derivatives — natural gas	$—	$717	$—	$(717)	$—
Commodity derivatives — oil	—	6,980	—	(4,502)	2,478
Commodity derivatives — natural gas liquids	—	2,465	—	(2,080)	385

December 31, 2011:
Current Assets
Commodity derivatives — natural gas	$—	$11,635	$—	$(230)	$11,405
Commodity derivatives — oil	—	1,750	—	(1,750)	—
Commodity derivatives — natural gas liquids	—	1,555	—	(1,555)	—
Non - Current Assets
Commodity derivatives — natural gas	$—	$6,920	$—	$(1,023)	$5,897
Commodity derivatives — oil	—	7,967	—	(6,989)	978
Commodity derivatives — natural gas liquids	—	1,773	—	(1,773)	—
Current Liabilities
Commodity derivatives — natural gas	$—	$230	$—	$(230)	$—
Commodity derivatives — oil	—	6,427	—	(1,750)	4,677
Commodity derivatives — natural gas liquids	—	2,064	—	(1,555)	509
Non - Current Liabilities
Commodity derivatives — natural gas	$—	$1,023	$—	$(1,023)	$—
Commodity derivatives — oil	—	6,989	—	(6,989)	—
Commodity derivatives — natural gas liquids	—	2,626	—	(1,773)	853

(a)	Represents the effects of reclassification of the assets and liabilities per master netting agreements to conform to the balance sheet presentation.

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

Derivative Financial Instruments — The majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of nonperformance. As of March 31, 2012 and December 31, 2011, the impact of the credit valuation adjustments on the overall valuation of the Company derivative positions is not significant to the overall valuation. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Debt Instruments — The 2011 Credit Facility accrues (as defined in Note 7) interest on a variable-rate basis. The fair value of the 2011 Credit Facility is characterized as Level 3 measurements in the fair value hierarchy. The Notes (as defined in Note 7) accrue interest on a fixed rate basis. The fair value of the Notes is characterized as Level 2 measurements in the fair value hierarchy. As of March 31, 2012, the fair value of the 2011 Credit Facility was estimated (based on market rates currently available to the Company) to approximate carrying value. As of the same date the fair value of the Notes was estimated (based upon market prices), to be approximately $200.6 million. As of December 31, 2011, the Company estimated the 2011 Credit Facility fair value to be approximately $132.8 million. As of the same date, the fair value of the Notes was estimated to be approximately $200.8 million.

Cash and Cash Equivalents, Trade Receivables, and Payables — The fair value approximates carrying value given the short-term nature of these investments.

7.	DEBT

The Company’s debt as of March 31, 2012 and December 31, 2011 was comprised of the following amounts (in thousands):

	March 31, 2012	December 31, 2011
First Lien Indebtedness — non-current	120,000	$138,000
Notes — non-current	244,225	243,879

Total debt	$364,225	$381,879

Scheduled maturities or mandatory redemption dates by fiscal year are as follows (amounts in thousands):

Years Ending December 31	Amount
2012	—
2013	—
2014	120,000
2015	—
2016	244,225

$364,225

First Lien Credit — During 2011, the Company entered into a $300 million Amended and Restated First Lien Credit Agreement (“2011 Credit Facility”) that matures in November 2014. The 2011 Credit Facility also includes a $10.0 million subfacility for standby letters of credit, of which approximately $1.6 million has been issued as of March 31, 2012, and a discretionary swing line subfacility of $5.0 million. As of March 31, 2012, the borrowing base for this facility was $180 million with semi-annual re-determinations. The borrowing base was re-determined and approved effective April 30, 2012 to be $165 million. Amounts outstanding under the 2011 Credit Facility bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. As of March 31, 2012, the LIBOR based interest rates ranged from 3.50% to 3.72% and the ABR interest rate was 5.50%. Borrowings under the 2011 Credit Facility are secured by all of the Company’s oil and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 2.05 as of March 31, 2012), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.91 as of March 31, 2012), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.17 as of March 31, 2012) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.39 as of March 31, 2012). The interest coverage ratio increased from 2.25 to 1.0 at December 31, 2011 to 2.5 to 1.0 for 2012 and thereafter. The leverage ratio for the first quarter of 2012 was waived and then will reduce to 4.0 to 1.0 at March 31, 2013 and thereafter. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. As of March 31, 2012, the Company is not aware of any instances of noncompliance with the financial covenants governing the 2011 Credit Facility.

Capitalization of Debt Costs — The Company capitalizes certain direct costs associated with the issuance of long-term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method. As of March 31, 2012 and December 31, 2011, the Company had deferred financing fees of approximately $7.4 million and $7.9 million, respectively.

The Company capitalizes a portion of its interest expense incurred during the period related to assets that have been excluded from the amortization pool. For the three months ended March 31, 2012 and 2011, the Company capitalized interest of approximately $0.3 million and $0.2 million, respectively.

Senior Secured Second Lien Notes — During 2011 the Company issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million (the “Notes”). The Notes carry a stated interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company. The outstanding balance of the Notes is presented net of unamortized discount of approximately $5.8 million at March 31, 2012.

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

8.	GUARANTOR AND NON-GUARANTOR

The Company is not required to disclose consolidating financial information as its parent company has no independent assets or operations and owns 100% of each of Milagro Exploration, LLC, Milagro Producing, LLC, Milagro Resources, LLC and Milagro Mid-Continent, LLC. The subsidiary guarantees are full and unconditional guarantees of the Company’s outstanding debt on a joint and several basis. There are no non-guarantor subsidiaries. These subsidiaries are included in the unaudited condensed consolidated financial statements.

9.	MEZZANINE EQUITY

The Series A Preferred Stock (the “Series A”) is a perpetual instrument and provides the holders with an option to redeem the preferred shares and requires two-thirds (2/3) of the holders to request redemption, 180 days after the maturity of certain qualified debt which matures in 2016, with the redemption date being not more than 90 days after receiving the redemption request. Therefore, the Series A is classified as mezzanine equity. The Series A consists of 2,700,000 shares issued at $76.12 per share.

The holders of the Series A shall be entitled to receive dividends on a cumulative basis. Dividends shall accrue, whether declared or not, semi-annually at a 12% rate. Accrued dividends shall be paid in kind when, and if declared by the Company’s board of directors and shall be made by issuing an amount of additional shares of Series A based on the original issue price. As of March 31, 2012 the dividends in arrears were $26.2 million.

The fair value of the Series A is characterized as Level 3 measurements in the fair value hierarchy. The estimated fair value of the Series A at March 31, 2012 and at December 31, 2011 was approximately $152 million and $183 million, respectively.

10.	COMMON STOCK

The Company is authorized to issue up to 1,000,000 shares of Common Stock, par value $0.01 per share. As of March 31, 2012 and 2011, 280,400 shares of Common Stock were issued and outstanding and held by Milagro Holdings, LLC, the Company’s parent. Holders of Common Stock are entitled to, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities. Holders of Common Stock have no cumulative rights. Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the board of directors of the Company out of funds legally available therefore. The Company has never paid cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

11.	INCOME TAXES

The Company recorded no income tax benefit for the three months ended March 31, 2012. Prior to 2011, the Company increased its valuation allowance and reduced its net deferred tax assets to zero, after considering all available positive and negative evidence related to the realization of its deferred tax assets. The Company’s assessment of the realization of its deferred tax assets has not changed and as a result, it continues to maintain a full valuation allowance for its net deferred assets as of March 31, 2012.

As of March 31, 2012, The Company had no unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2012.

12.	COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases corporate office space in Houston, Texas. Rental expense was approximately $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

In 2009, the Company entered into a contract with an investment bank for advisory services to be provided in 2010 for guaranteed fees of $1.0 million. This contract has been extended to 2013. The Company paid $0.3 million in fees out of the $1.0 million to the investment bank in connection with its refinancing completed in 2011.

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2012, by fiscal year (amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Office lease	$1,348	$1,884	$1,913	$1,913	$1,913	$1,275	$10,246
Investment advisory contract	—	700	—	—	—	—	700

Contingencies:

There are currently various suits and claims pending against the Company that have arisen in the ordinary course of the Company’s business, including contract disputes, property damage claims and title disputes. Management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material effect on the Company’s unaudited consolidated financial position, results of operations or cash flow. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

13.	EMPLOYEE BENEFIT PLANS

The Company operates a discretionary bonus plan and a 401(k) savings plan via a third-party service provider. Upon hire, an individual is immediately eligible to participate in the 401(k) plan. The Company, under its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 6% of each eligible participant’s contributions. For the three months ended March 31, 2012 and 2011, the Company contributed approximately $245,000 and $186,000, respectively.

14.	RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, the Company had a receivable of approximately $2.4 million, for monitoring fees paid on behalf of Milagro Holdings, LLC, its parent, to certain of the parent’s members (ACON Milagro Investors, LLC, Milagro Investors, LLC and West Coast Milagro Partners, LLC) in 2008 and 2007, which are recognized as an advance to affiliates in the accompanying balance sheets.

15.	SEGMENT INFORMATION

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our annual report on form 10-K for the year ended December 31, 2011 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our 2012 capital budget for operations is approximately $54.2 million. We contemplate spending approximately $14.2 million in connection with the drilling of ten new wells, including four development wells in our Texas Gulf Coast, two development wells in our Southeast area, one exploratory well and one non-operated well in our Midcontinent area and two non-operated wells in our South Texas area and spending approximately $11.3 million in connection with the workover and recompletion of existing wells. Our 2012 capital budget also includes approximately $25.0 million for acquisitions or additional drilling, should we find additional oil weighted prospects, and approximately $3.7 million of expenditures relating to leasing, plugging and abandonment and facilities, See “Liquidity and Capital Resources” for more on our capital expenditures.

During the three months ending March 31, 2012, we spent approximately $4.8 million, on capital expenditures, before divestitures, to support our business plan. Of this amount, we spent approximately $2.5 million to successfully drill and complete two gross (1.67 net) wells in the Texas Gulf Coast. Approximately $0.8 million was spent to plug and abandon approximately 16 wells. We spent approximately $1.2 million to continue lease acquisitions primarily in Oklahoma to support the future development of conventional reserves and in Louisiana to acquire prospective acreage in the N. Leroy Field. The remaining approximately $0.3 million of capital expenditures were related primarily to facilities and vehicles. We also used our excess cash in the three months ending March 31, 2012 to pay down approximately $18.0 million of our outstanding debt under the 2011 Credit Facility.

We intend to fund our future capital expenditures through a variety of means, including cash flow from operations, borrowings under our 2011 Credit Facility, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, the sale of interests in projects and properties and issuances of equity and debt securities.

Sources of Our Revenues

We derive our revenues from the sale of oil and natural gas that are produced from our properties. Our revenues are a function of the production volumes we sell and the prevailing market prices at the time of sale. Under the terms and conditions of our 2011 Credit Facility, we are required to hedge at least 50% but no more than 90% of our monthly forecasted proved developed producing (“PDP”) production by product. We are permitted to use zero-cost collars and out-right swaps with approved counterparties to meet this requirement. We have also entered into swaptions and basis swaps (Light Louisiana Sweet vs. West Texas Intermediate) and the volumes relative to these contracts are not counted towards the percent of PDP hedged. The approved counterparties are limited to those financial institutions that participate in the 2011 Credit Facility. As of March 31, 2012, we had the following oil, natural gas and NGL hedged positions:

% of PDP Hedged

Year	Oil	Natural gas	NGL
2012	89.6%	89.9%	89.4%
2013	77.1%	67.9%	83.8%
2014	67.5%	63.7%	51.5%

In our effort to achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a portion of our oil and natural gas production. As of March 31, 2012, we had hedging contracts in place for 1,544,949 Boe from April 1, 2012, through the end of 2012, 1,315,949 Boe during 2013 and 943,337 Boe during 2014. Based on the expected production set forth in our January 1, 2012 reserve report, we have hedged approximately 75.7% of our forecasted 2012, 2013 and 2014 PDP production as of March 31, 2012. In 2011, we realized commodity hedging gains of approximately $16.0 million, but we expect this to be significantly less in 2012. As of March 31, 2012, we have realized commodity hedging gains of approximately $4.1 million, and unrealized hedging losses of approximately $3.5 million. The use of certain types of derivative instruments may prevent us from realizing the benefit of upward price movements for the portion of the production that is hedged. As of March 31, 2012, we have met the above stated hedging obligations.

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

Interest. We have relied on a series of debt financings to fund our short-term liquidity and a portion of our long-term financing needs. On March 31, 2012, we had approximately $120 million of debt outstanding under our 2011 Credit Facility which consists of LIBOR-based floating rate indebtedness and base rate indebtedness. In addition, our Series A preferred stock carries a non-cash cumulative coupon of 12% per annum.

The 2011 Credit Facility provided for a borrowing base of $180 million at March 31, 2012. Interest on the 2011 Credit Facility is calculated based on floating rates of LIBOR and Base Rate with a sliding margin that reflects usage under the facility. The higher the usage under this 2011 Credit Facility, the higher the interest margin over the floating rate index. We expect to continue to utilize indebtedness to grow and, as a result, expect to continue to pay interest throughout the term of the Notes. On March 31, 2012 we had $365.8 million outstanding of indebtedness. The borrowing base was re-determined and approved effective April 30, 2012 to be $165 million.

Income Taxes. We recorded no income tax benefit or expense for the three months ended March 31, 2012. Prior to 2011, we increased our valuation allowance and reduced our net deferred tax assets to zero, after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2012.

As of March 31, 2012, we had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2012.

Oil and Natural Gas Reserves

Our estimated total net proved reserves of oil and natural gas as of March 31, 2012 and 2011 were as follows:

	As of March 31,
	2012	% Change	2011
Estimated Proved Reserves:
Oil (MMBbls)	9.2	(5)%	9.7
NGL (MMBbls)	5.0	19%	4.2
Natural gas (Bcf)	131.7	(2)%	134.0

Total oil equivalent (MMBoe)	36.1	—	36.2
Proved developed reserves as a percentage of net proved reserves	63%		64%

Our estimated total net proved reserves decreased slightly in the period ended March 31, 2012 as compared to the same period in 2011. The production was offset by an increase in our estimated net proved reserves which was primarily the result of additional reserves obtained through an acquisition of interests in our Lions and La Reforma fields and field studies performed in the Midcontinent region.

Results of Operations

The following discussion is of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere herein. Comparative results of operations for the periods indicated are discussed below.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales Volumes

	Three Months Ended March 31,
	2012	% Change	2011
Oil (MBbls)	216	8%	200
NGL (MBbls)	64	14%	56
Natural gas (MMcf)	2,573	(16)%	3,056

Total (MBoe)	709	(7)%	765
Average daily production volumes (MBoe/d)(a)	7.9	(7)%	8.5

(a)	Average daily production volumes calculated based on 365-day year

For the three months ended March 31, 2012 and 2011, our net equivalent production volumes decreased by 7% to 709 MBoe (7.9 MBoe/d) from 765 MBoe (8.5 MBoe/d)primarily due to natural decline in production. Natural gas represented approximately 60% and 67% of our total production in the three months ended March 31, 2012 and 2011, respectively.

Revenues. The following tables show (1) our revenues from the sale of oil and natural gas, (2) the impact of changes in price and sales volumes on our oil and natural gas revenues during the three months ended March 31, 2012 and 2011 and (3) the average prices received. Our commodity hedges are accounted for using mark-to-market accounting, therefore we record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Three Months Ended March 31,
	2012	%Change	2011
	(In thousands)
Oil revenues:
Oil revenues	$23,838	24%	$19,184
Oil derivative settlements	(1,628)	(12)%	(1,849)

Oil revenues including oil derivative settlements	22,210	28%	17,355
Natural gas revenues:
Natural gas revenues	6,358	(49)%	12,511
Natural gas derivative settlements	5,780	(58)%	13,667

Natural gas revenues including derivative settlements	12,138	(54)%	26,178
NGL revenue:
NGL revenues	3,144	19%	2,645
NGL derivative settlements	(35)	—	—

NGL revenues including derivative settlements	3,109	18%	2,645
Oil, natural gas and NGL revenues:
Oil, natural gas and NGL revenues	33,340	(3)%	34,340
Oil, natural gas and NGL derivative settlements	4,117	(65)%	11,818

Oil, natural gas and NGL revenues including derivative settlement gains (losses)	37,457	(19)%	46,158
Oil, natural gas and NGL derivative unrealized gains (losses)	(3,524)	(86%)	(25,031)

Oil, natural gas and NGL revenues including derivative settlements and unrealized gains (losses)	33,933	61%	21,127

Total revenues	$33,933	61%	$21,127

Change from Three Months Ended March 31, 2011 to Three Months Ended March 31, 2012
(In thousands)
Change in revenues from the sale of oil :
Price variance impact	$3,116
Sales volume variance impact	1,538

Total change	4,654
Change in revenues from the sale of natural gas:
Price variance impact	$(4,178)
Sales volume variance impact	(1,975)

Total change	(6,153)
Change in revenues from the sale of NGL:
Price variance impact	$80
Volume variance impact	419

Total change	499
Change in revenues from the sale of oil, natural gas and NGL:
Price variance impact	$(982)
Volume variance impact	(18)
Cash settlement of derivative hedging contracts	(7,701)
Unrealized gains due to derivative hedging contracts	21,507

Total change	$12,806

	Three Months Ended March 31,
	2012	% Change	2011
Oil price:
Oil price per Bbl	$110.40	15%	$95.98
Oil derivative settlement losses per Bbl	(7.54)	(18)%	(9.25)

Oil price including oil derivative settlements per Bbl	$102.86	19%	$86.73
Natural gas price:
Natural gas price per Mcf	$2.47	(40)%	$4.09
Natural gas derivative settlement gains per Mcf	2.25	(50)%	4.47

Natural gas price including derivative settlements per Mcf	$4.72	(45)%	$8.56
NGL price:
NGL price per Bbl	$48.84	3%	$47.60
NGL derivative settlement losses per Bbl	(0.55)	(100)%	—

NGL price including derivative settlements per Bbl	$48.29	1%	$47.60
Oil, natural gas and NGL price per BOE:
Oil, natural gas and NGL price per BOE	$47.01	5%	$44.91
Oil, natural gas and NGL derivative settlement gains per BOE	5.81	(62)%	15.45

Oil, natural gas and NGL price including derivative settlement gains per BOE	$52.82	(12)%	$60.36
Oil, natural gas and NGL derivative unrealized losses per BOE	(4.97)	(85)%	(32.73)

Oil, natural gas and NGL price including derivative settlement gains and unrealized losses per BOE	$47.85	73%	$27.63

Total price per BOE	$47.85	73%	$27.63

Our oil, natural gas and NGL revenues, including derivatives settlements and unrealized gains (losses), for the three months ended March 31, 2012 increased by approximately $12.8 million, or 61%, when compared to the same period in 2011. The pre-hedged revenue decreased by approximately $0.1 million over the same period. This change is the result of higher prices of oil of approximately $3.1 million, which was partially offset by lower natural gas prices of approximately $4.2 million and lower production, which decreased revenue by approximately $2.0 million. The increase in hedged gains was due primarily to gains on unrealized commodity derivatives of approximately $21.5 million which were offset by realized losses of settled commodity derivatives of approximately $7.7 million.

Production costs. Production volumes in the three months ended March 31, 2012 decreased 7% as compared to the same period in 2011 from 0.8 MMBoe to 0.7 MMBoe. Per unit production costs in 2012 increased by $0.87/Boe, or 5%, and total production costs in 2012 decreased by approximately $0.3 million, or 3%, as compared to 2011. Our per unit and total production costs for the three months ended March 31, 2012 and 2011 are as set forth below.

	Unit-of-Production (Per Boe Based on Sales Volumes) Three months ended March 31,
	2012	% Change	2011
Production costs:
Gathering & transportation	$0.59	37%	$0.43
Operating & maintenance	11.69	6%	11.06
Workover expenses	1.72	153%	0.68

Lease operating expenses	14.00	15%	12.17
Remediation expenses	—	(100)%	2.59
Taxes other than income	4.30	61%	2.67

Production costs	$18.30	5%	$17.43

	Production Costs Three Months Ended March 31,
	2012	% Change	2011
	(In thousands)
Production costs:
Gathering & transportation	$418	28%	$326
Operating & maintenance	8,290	(2)%	8,457
Workover expenses	1,217	134%	520

Lease operating expenses	9,925	7%	9,303
Remediation expenses	—	(100)%	1,984
Taxes other than income	3,053	50%	2,038

Production costs	$12,978	(3)%	$13,325

Gathering and transportation expenses for the three months ended March 31, 2012 were approximately $0.4 million compared to approximately $0.3 million for the period ended March 31, 2011, a change of $0.1 million or 28%. This increase was due primarily increased processing fees resulting from our Newfield acquisition which was not included in our budget.

Operating and maintenance expenses for the three months ended March 31, 2012 were approximately $8.3 million compared to approximately $8.5 for the same period in 2011, a decrease of approximately $0.2 million, or 2%. This decrease in operating and maintenance expenses was due primarily to the collection of insurance proceeds related to business interruption from the flooding of the Mississippi River.

Workover expenses for the three months ended March 31, 2012 were approximately $1.2 million, compared to approximately $0.5 million for the same period in 2011, a increase of approximately $0.7 million, or 134%. This increase was due primarily to an increase in the number and cost of our workovers in 2012 as compared to 2011.

There was no remediation expenses recorded for the three months ended March 31, 2012. This resulted in a decrease of approximately $2.0 million from the amount recorded in the three months ended March 31, 2011.

Taxes other than income for the three months ended March 31, 2012 were approximately $3.1 million compared to approximately $2.0 million for the same period in 2011, an increase of 50%. This increase is due primarily to increased severance taxes due to higher oil prices and higher ad valorem taxes due to 2011 acquisitions.

General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the cost of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$2,692	(37)%	$4,285
Capitalized general and administrative expenses	410	(66)%	1,193

General and administrative costs — net	$2,282	(26)%	$3,092

General and administrative expenses — gross $ per Boe	$3.80	(32)%	$5.60

Our gross general and administrative expenses for the three months ended March 31, 2012 were approximately $2.7 million compared to approximately $4.3 million in the same period of 2011, a decrease of approximately $1.6 million, or 37%, primarily as a result of lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness. After capitalization, our net general and administrative expenses decreased by approximately $0.8 million, or 26%, to approximately $2.3 million. Per unit general and administrative expense decreased by 32% due to a decrease in production volumes that was offset by lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness.

Depletion of oil and natural gas properties.

	Three months ended March 31,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil and natural gas properties	$12,850	2%	$12,618
Depletion of oil and natural gas properties (per Boe)	$18.12	10%	$16.50

Our depletion expense for the three months ended March 31, 2012 was approximately $12.9 million compared to approximately $12.6 million in the same period of 2011, an increase of approximately $0.2 million, or 2%. This increase in depletion expense was largely the result of an increase in the depletion rate resulting in an increase in depletion expense of approximately $1.1 million, which was partially offset by decreased production volumes, which lowered depletion expense by approximately $0.9 million.

Impairment of oil and natural gas properties. For the three months ended March 31, 2012, based on the average oil and natural gas prices in effect on the first day of each month during 2012 ($3.53 per MMBtu for Henry Hub gas and $94.65 per Bbl for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $11.6 million to our oil and natural gas properties.

Net interest expense. Our net interest expense for the three months ended March 31, 2012 and 2011 was approximately $8.9 million and $13.2 million, respectively. Net interest expense for the three months ended March 31, 2012 decreased by approximately $4.3 million or 33% from the 2011 period. This was due primarily to the refinancing our debt in May 2011.

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

Sources and Uses of Cash

The table below summarizes our sources and uses of cash during the periods indicated.

	Three Months Ended March 31,
	2012	% Change	2011
	(In thousands)
Net loss	$(15,644)	(29)%	$(22,125)
Non-cash items	30,164	(33)%	45,284
Changes in working capital and other items	1,167	(116)%	(6,996)

Cash flows provided by operating activities	15,687	(3)%	16,163
Cash flows used in investing activities	(6,650)	(63)%	(17,892)
Cash flows used by financing activities	(17,850)	124%	(7,979)

Net decrease in cash and cash equivalents	$(8,813)	(9)%	$(9,708)

We used our excess cash during the three months ended March 31, 2012 to reduce our outstanding debt under our 2011 Credit Facility by approximately $18.0 million.

Analysis of cash flows provided by operating activities

Cash flows provided by operating activities for the three months ended March 31, 2012 were approximately $15.7 million, as compared to approximately $16.2 million for the same period in 2011, an approximately $0.5 million, or a 3% decrease. The decrease in cash flows provided by operating activities from 2011 to 2012 was primarily due to the decrease in realized hedge revenues in 2012 versus 2011.

Analysis of cash flows used in investing activities

Net cash used in investing activities for the three months ended March 31, 2012 was approximately $6.7 million, compared to $17.9 million in the same period in 2011, a $11.2 million, or 63%, decrease. The decrease relates mostly to reduced drilling and the receipt of insurance proceeds related to the flooding of our West Lake Verret properties.

Analysis of cash flows provided in financing activities

Net cash used in financing activities for the three months ended March 31, 2012 was approximately $17.9 million as compared to approximately $8.0 million for the same period in 2011, a change of approximately $9.9 million, an increase of 124%. The increase relates to our payment of approximately $10 million more in debt repayments in 2012 versus 2011.

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

During the three months ended March 31, 2012, we spent approximately $4.8 million in capital expenditures to support our business plan. Of this amount, we spent approximately $2.5 million to drill and complete two gross (1.67 net) wells. Approximately $0.8 million was spent to plug and abandon wells. We spent approximately $1.2 million to continue lease acquisitions primarily in Oklahoma to support the future development conventional reserves and in Louisiana to acquire prospective acreage. The remaining approximately $0.3 million of capital expenditures related primarily to facilities and vehicles.

Capital resources

Cash. As of March 31, 2012 and 2011, we had approximately $0.5 million and $8.0 million of cash and cash equivalents, respectively.

First Lien Credit. During 2011, we entered into a $300 million Amended and Restated First Lien Credit Agreement that matures in November 2014. The initial borrowing base for the 2011 Credit Facility was established at $170 million with semi-annual re-determinations to begin in November 2011. As of March 31, 2012, the borrowing base was $180 million. The borrowing base was re-determined and approved effective April 30, 2012 to be $165 million. Amounts outstanding under the 2011 Credit Facility bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the 2011 Credit Facility are secured by all of our oil and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 2.05 as of March 31, 2012), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.91 as of March 31, 2012), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.17 as of March 31, 2012) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.39 as of March 31, 2012). The interest coverage ratio increased from 2.25 to 1.0 at December 31, 2011 to 2.5 to 1.0 for 2012 and thereafter. The leverage ratio for the first quarter of 2012 was waived and then will reduce to 4.25 to 1.0 for the remainder of 2012 and 4.0 to 1.0 thereafter.

In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. At March 31, 2012, we are not aware of any instances of noncompliance with the financial covenants governing the 2011 Credit Facility.

Capitalization of Debt Costs. We capitalize certain direct costs associated with the issuance of long-term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method.

Senior Secured Second Lien Notes. During 2011, we issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million. The Notes carry a stated interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness, which includes the 2011 Credit Facility. The balance is presented net of unamortized discount of $5.8 million at March 31, 2012.

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

Outlook

Since the beginning of the year, natural gas prices have continued to fall to levels as low as $1.95/Mcf. In this environment, we did not include operated natural gas drilling opportunities in our 2012 capital budget. As a result, we are focusing all of our field studies on developing additional oil weighted opportunities in our existing portfolio. This would include both workover/recompletions of existing wells and new prospects. Since approximately 60% of our current daily production is natural gas, and is subject to typical Gulf Coast annual declines of 20%, we believe there is a high likelihood of reduced annual production from our existing portfolio, as compared to our prior year performance.

Our intent for the remainder of 2012 is to manage our operational and capital spending within the available free cash flow generated by our assets. To the extent we do not find suitable acquisition or drilling opportunities, we will pay down our debt balance.

We expect to fund our future acquisition, exploitation and development activities from a variety of sources, including through cash flow from operations, borrowings under our 2011 Credit Facility, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, the sale of interests in projects and properties, and issuances of equity and debt securities. We expect that future significant acquisitions will require funding, at least in part, from the proceeds of the issuance of equity securities.

Effective April 30, 2012, the borrowing base under the 2011 Credit Facility was approved and reduced leaving $42.1 million available as of that date.

For the three months ended March 31, 2012, we realized approximately $4.1 million in gains under our hedging agreements. Based on the NYMEX strip pricing for oil and natural gas as of March 31, 2012, we expect to realize approximately $3.3 million of hedging revenues during the last nine months of 2012.

For 2012, our capital program is budgeted at approximately $54.2 million, which we believe is sufficient to maintain current operations and replace 100% of our annual production. Our 2012 capital budget contemplates spending approximately $14.2 million in connection with the drilling of eight additional operated oil wells and two additional non-operated natural gas wells and approximately $11.3 million in connection with the workover and recompletion of existing wells. We have also budgeted approximately $25.0 million for acquisitions.

The table below sets forth our 2012 capital budget activity.

	2012 Budget(a)	Amount Spent Through March 31, 2012	Amount Remaining(b)
	(In millions)
Drilling	$14.2	$2.5	$11.7
Acquisitions	25.0	—	25.0
Workovers and recompletions	11.3	—	11.3
Geological, geophysical, leasing and seismic	1.2	1.2	—
Plugging and abandonment	1.5	0.8	0.7
Facilities, vehicles and other	1.0	0.3	0.7
Divestitures	–	(0.1)	0.1

Total operations capital budget	$54.2	$4.7	$49.5

(a)	2012 capital budget approved by our Board of Directors.
(b)	Calculated based upon the 2012 capital budget less amounts spent through March 31, 2012.

The final determination with respect to our 2012 budgeted capital expenditures will depend on a number of factors, including:

•	changes in commodity prices;

•	changes in service and materials costs, including from the sharing of costs through the formation of joint ventures with other oil and natural gas companies;

•	production from our existing producing wells;

•	the results of our current exploitation and development drilling efforts;

•	economic and industry conditions at the time of drilling;

•	our liquidity and the availability of financing; and

•	properties for sale at an attractive price and rate of return.

Off Balance Sheet Arrangements

We currently do not have off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the indebtedness of any other party.

Critical Accounting Policies - A summary of critical accounting policies is disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies, since such date.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. We are required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. We adopted this standard effective January 1, 2012, which did not have an impact on our consolidated financial statements other than requiring additional disclosures.

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning Jan. 1, 2013, and interim periods within those annual periods. Retrospective application is required. We are currently evaluating the potential impact of this adoption but expect that the adoption of this standard will have no impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates that affect the interest paid on borrowings under the 2011 Credit Facility. We are not party to any interest rate hedging arrangements that would mitigate the risk of increasing interest rates. The interest paid on the Notes is fixed at 10.500% per annum and is not subject to changes in floating interest rates. Based on our current capital structure at March 31, 2012, a 1% increase in interest rates would increase interest expense by approximately $1.2 million per year, based on our approximately $120.0 million of floating rate indebtedness outstanding under our existing 2011 Credit Facility that would be affected by such a movement in interest rates.

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

The prices we receive for our oil production are based on global market conditions. Significant factors that impacted oil prices for the three months ended March 31, 2012 include increased demand worldwide, escalating tensions in Iran and supply disruption elsewhere in the world.

Natural gas prices are primarily driven by North American market forces. However, global LNG shipments can impact North American markets to the extent cargoes are diverted from Asia or Europe to North America. Factors that can affect the price of natural gas include changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. Over the past several years, natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in the three months ended March 31, 2012 was $2.47 per Mcf, which was 40% lower than the price of $4.09 per Mcf that we received in the three months ended March 31, 2011. Natural gas prices in the three months ended March 31, 2012 were dependent upon many factors including the balance between North American supply and demand.

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

As of March 31, 2012
Oil collars
Volumes (Bbls)	133,406
Average floor price (per Bbl)	$82.33
Average ceiling price (per Bbl)	$93.57

Loss upon settlement	$(1,292,482)
Oil swaps
Volumes (Bbls)	28,886
Average swap price (per Bbl)	$99.81

Loss upon settlement	$(81,906)

WTI Basis Swaps
Volumes (Bbls)	24,800

Average swap price (per Bbl)	$10.75

Loss upon settlement	$(253,778)

Total oil loss upon settlement	$(1,628,166)

Natural gas collars
Volumes (Mcf)	975,000
Average floor price (per Mcf)	$4.98
Average ceiling price (per Mcf)	$6.03

Gain upon settlement	$2,176,850
Natural gas swaps
Volumes (Mcf)	681,298
Average swap price (per Mcf)	$5.05

Gain upon settlement	$3,603,329

Total natural gas gain/(loss) upon settlement	$5,780,179

NGL Swaps
Volumes (Bbls)	50,627

Average swap price (per Bbl)	$51.45

Loss upon settlement	$(35,142)

Total NGL loss upon settlement	$(35,142)

Total gain upon settlement	$4,116,871

At March 31, 2012, the Company had the following collar and swap positions:

Natural Gas			Type	Mmbtu/Mo. Or Avg.	Price/Mmbtu
Apr-12	–	Dec-12	Collar	150,000	$6.50 - 8.10
Apr-12	–	Dec-12	Collar	125,000	$3.45 - 3.81
Apr-12	–	Dec-12	Collar	50,000	$4.25 - 5.35
Jan-13	–	Dec-13	Collar	90,000	$4.75 - 5.75
Jan-13	–	Dec-13	Collar	40,000	$4.70 - 5.75
Jan-13	–	Dec-13	Collar	40,000	$5.00 - 5.85
Jan-14	–	Dec-14	Collar	40,000	$5.10 - 6.20
Jan-14	–	Nov-14	Collar	73,820	$4.50 - 6.15
Apr-12	–	Dec-12	Swap	75,000	5.15
Apr-12	–	Dec-12	Swap	95,661	3.04
Apr-12	–	Sep-12	Swap	132,298	2.42
Oct-12	–	Dec-12	Swap	115,610	5.00
Jan-13	–	Dec-13	Swap	100,000	4.66
Jan-13	–	Dec-14	Swap	100,000	5.20
Jan-14	–	Dec-14	Swap	75,000	4.99
Jan-14	–	Dec-14	Swaption	100,000	4.66
Jan-15	–	Dec-15	Swaption	75,000	4.99

Oil			Type	Bbl/Mo. Or Avg.	Price/Bbl
Apr-12	–	Aug-12	Collar	25,000	$80.00 - 91.60
Apr-12	–	Dec-12	Collar	10,000	$80.00 - 93.24
Apr-12	–	Dec-12	Collar	5,000	$90.00 - 96.50
Apr-12	–	Dec-12	Collar	9,105	$92.00 - 102.05
Sep-12	–	Dec-12	Collar	25,391	$80.00 - 86.00
Jan-13	–	Dec-13	Collar	2,000	$93.00 - 102.00
Jan-13	–	Dec-13	Collar	6,000	$90.00 - 111.85
Jan-13	–	Dec-13	Collar	8,000	$92.00 - 102.95
Jan-13	–	Dec-14	Collar	2,000	$92.00 - 100.00
Jan-13	–	Dec-14	Collar	2,000	$90.00 - 97.00
Jan-13	–	Dec-14	Collar	2,000	$93.00 - 101.00
Jan-13	–	Dec-14	Collar	2,000	$91.00 - 197.00
Jan-13	–	Dec-14	Collar	3,000	$91.00 - 98.00
Jan-13	–	Dec-14	Collar	2,000	$92.00 - 98.00
Jan-14	–	Dec-14	Collar	10,000	$93.00 - 100.25
Apr-12	–	Dec-13	Swap	3,667	96.95
Apr-12	–	Aug-12	Swap	2,251	101.60
Jan-13	–	Dec-14	Swap	1,000	91.00
Jan-13	–	Dec-14	Swap	1,000	91.50

LLS - WTI			Type	Bbl/Mo. Or Avg.	Price/Bbl
Apr-12	–	Dec-12	Swap	24,444	$10.75
Jul-12	–	Dec-12	Swap	15,500	$6.60

NGL			Type	Bbl/Mo. Or Avg.	Price/Bbl
Apr-12	–	Dec-12	Swap	5,000	$51.00
Apr-12	–	Dec-12	Swap	6,000	$51.25
Apr-12	–	Dec-12	Swap	3,715	$52.40
Apr-12	–	Dec-12	Swap	1,022	$47.55
Jan-13	–	Dec-13	Swap	3,300	$46.25
Jan-13	–	Dec-13	Swap	4,000	$47.00
Jan-13	–	Dec-13	Swap	5,137	$47.20
Jan-14	–	Dec-14	Swap	6,500	$43.75

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments trade accounts receivable and derivative instruments. We believe that we place our excess cash investments with strong financial institutions. Our receivables generally relate to customers in the oil and natural gas industry, and as such, we are directly affected by the economy of the industry. During the three months ended March 31, 2012, ten customers collectively accounted for 76.8% of our oil and natural gas revenues and during the three months ended March 31, 2011, ten customers collectively accounted for 72% of our oil and natural gas revenues. Shell Trading (US) Company accounted for 22% and Enterprise Crude Oil, LLC accounted for 16% of total sales during the three months ended March 31, 2012. During the three months ended March 31, 2011, Shell Trading (US) Company accounted for 19% and Enterprise Crude Oil, LLC accounted for 17% of total sales. No other customer accounted for more than 10% of total sales during either period. This concentration increases our credit risk. We seek to mitigate our credit risk by, among other things, monitoring customer creditworthiness.

Counterparty Risk

We have exposure to financial institutions in the form of derivative transactions in connection with our commodity and interest rate hedges. These transactions are with counterparties in the financial services industry, specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. In addition, we also have exposure to financial institutions which are lenders under our credit facilities. If any lender under our 2011 Credit Facility is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under the credit facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Vice President of Finance and Chief Accounting Officer, completed an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended and determined that our disclosure controls and procedures were not effective as of March 31, 2012. We have identified certain material weaknesses in our internal control over financial reporting related to inconsistent or ineffective financial statement review and preparation and insufficient financial reporting resources in our internal control over financial reporting primarily related to a lack of financial and personnel resources. To remediate these issues, our management intends to retain the services of additional third party accounting personnel as well as to modify existing internal controls in a manner designed to ensure future compliance. Our management currently believes the additional accounting resources expected to be retained for the purposes of being an SEC reporting company will remediate the weakness with respect to insufficient personnel.

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

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those in the section entitled “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

SIGNATURES

Milagro Oil & Gas, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILAGRO OIL & GAS, INC.

Date: May 14, 2012	By:	/s/ James G. Ivey
James G. Ivey President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Robert D. LaRocque
Robert D. LaRocque Vice President of Finance and Treasurer

Date: May 14, 2012	By:	/s/ Mark E. Stirl
Mark E. Stirl Vice President and Controller