Form 10-Q
period 2012-06-30
MILAGRO OIL & GAS, INC.
filed 2012-08-13
CIK 1530796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 13, 2012, there were 280,400 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1.	Financial Statements

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,397	$9,356
Accounts receivable:
Oil and gas sales	18,295	22,288
Joint interest billings and other — net of allowance for doubtful accounts of $448 and $831 at June 30, 2012 and December 31, 2011, respectively	1,475	1,124
Derivative assets	12,246	11,405
Prepaid expenses and other	2,826	3,041

Total current assets	36,239	47,214
PROPERTY, PLANT AND EQUIPMENT:
Oil, NGL and natural gas properties — full cost method:
Proved properties	1,291,673	1,279,276
Unproved properties	15,258	14,914
Less accumulated depreciation, depletion and amortization	(849,653)	(812,364)

Net oil, NGL and natural gas properties	457,278	481,826
Other property and equipment, net of accumulated depreciation of $6,482 and $6,114 at June 30, 2012 and December 31, 2011, respectively	926	1,236

Net property, plant and equipment	458,204	483,062
DERIVATIVE ASSETS	7,859	6,875

OTHER ASSETS:
Deferred financing cost	6,853	7,856
Advance to affiliate	2,487	2,391
Other	4,218	6,379

Total other assets	13,558	16,626

TOTAL	$515,860	$553,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,904	$4,875
Accrued liabilities	23,095	33,185
Accrued interest payable	3,858	4,074
Derivative liabilities	—	5,186
Asset retirement obligation	4,140	3,199

Total current liabilities	37,997	50,519
NONCURRENT LIABILITIES:
Long term debt (Note 7)	363,322	381,879
Asset retirement obligation	42,327	41,441
Derivative liabilities	–	853
Other	3,289	3,931

Total noncurrent liabilities	408,938	428,104
Total liabilities	446,935	478,623

MEZZANINE EQUITY
Redeemable series A preferred stock (Note 9)	235,126	234,558

COMMITMENT AND CONTINGENCIES (Note 12)
STOCKHOLDER’S DEFICIT:
Common shares, (par value, $.01 per share; shares authorized: 1,000,000; shares issued and outstanding: 280,400 as of June 30, 2012 and December 31, 2011)	3	3
Additional paid-in capital	(66,813)	(66,813)
Accumulated deficit	(99,391)	(92,594)

Total stockholder’s deficit	(166,201)	(159,404)
TOTAL	$515,860	$553,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Oil, NGL and natural gas revenues	$29,266	$35,125	$62,606	$69,465
Gain (Loss) on commodity derivatives, net	17,955	9,649	18,548	(3,564)

Total revenues	47,221	44,774	81,154	65,901

COSTS AND EXPENSES:
Gathering and transportation	385	371	803	697
Lease operating	8,761	9,614	18,269	18,591
Environmental remediation	—	—	—	1,984
Taxes other than income	2,799	2,247	5,852	4,285
Depreciation, depletion and amortization	13,035	12,343	26,105	25,131
Full cost ceiling impairment	—	—	11,552	—
General and administrative	3,555	4,030	5,837	7,122
Accretion	932	780	1,819	1,573

Total costs and expenses	29,467	29,385	70,237	59,383

Operating income	17,754	15,389	10,917	6,518

OTHER EXPENSE (INCOME):
Net loss on interest rate derivatives	—	843	—	914
Other income	(77)	(20)	(153)	(70)
Interest and related expenses, net of amounts capitalized	8,983	10,824	17,867	24,057
Loss on extinguishment of debt	—	1,027	—	1,027

Total other expense	8,906	12,674	17,714	25,928

INCOME (LOSS) BEFORE INCOME TAX	8,848	2,715	(6,797)	(19,410)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	8,848	2,715	(6,797)	(19,410)

Preferred dividends	7,836	3,844	15,422	3,844

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,012	$(1,129)	$(22,219)	$(23,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,797)	$(19,410)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	26,105	25,131
Full cost impairment	11,552	—
Amortization of deferred financing costs	1,003	921
Loss on extinguishment of debt	—	1,027
Accretion of asset retirement obligations	1,819	1,573
PIK note interest	—	10,015
Recapitalization interest	568	568
Original interest discount on notes	693	231
Unrealized (gain)/loss on commodity derivatives	(7,864)	14,297
Unrealized gain on interest rate derivatives	—	(1,812)
Changes in assets and liabilities — net of acquisitions:
Accounts receivable and accrued revenue	3,642	2,902
Prepaid expenses and other	77	(1,985)
Accounts payable and accrued liabilities	(4,818)	(6,762)
Other	(500)	—

Net cash provided by operating activities	25,480	26,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil, NGL and natural gas properties	—	(2,737)
Additions to oil, NGL and natural gas properties	(14,158)	(30,300)
Additions of other long term assets	(58)	(80)
Net sales of oil, NGL and natural gas properties	135	37

Net cash used in investing activities	(14,081)	(33,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	26,250	351,955
Credit facility payments	(45,500)	(350,193)
Deferred financing costs paid	—	(9,171)
Other	(108)	—

Net cash used in financing activities	(19,358)	(7,409)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(7,959)	$(13,793)

CASH AND CASH EQUIVALENTS — Beginning of period	$9,356	$17,734

CASH AND CASH EQUIVALENTS — End of period	$1,397	$3,941

INCOME TAX PAID, Net of refunds	$—	$—

INTEREST PAID — Net of interest capitalized of $522 and $419 in 2012 and 2011, respectively	$15,426	$10,178

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization:
Interest paid in kind — series A preferred stock	$—	$9,800

Interest paid in kind — second lien	$—	$214

Accrued capital costs included in proved properties	$2,406	$4,556

Asset retirement obligations incurred	$447	$242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL & GAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2012 AND 2011

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

Milagro’s historic geographic focus has been along the onshore Gulf Coast area, primarily in Texas, Louisiana and Mississippi. The Company operates a significant portfolio of oil, natural gas liquids (“NGL”) and natural gas producing properties and mineral interests in this region and has expanded its footprint through the acquisition and development of additional producing or prospective properties in North Texas and Western Oklahoma.

The unaudited condensed consolidated financial statements of the Company, included herein, have been prepared by management without audit, and they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of critical accounting policies is disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies since such date.

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

The Company’s receivables relate to customers in the oil, NGL and natural gas industry, and as such, the Company is directly affected by the health of the industry. The credit risk associated with the receivables is mitigated by monitoring customer creditworthiness.

For the six months ended June 30, 2012 and 2011, the Company’s most significant customers by reference to oil, NGL and natural gas revenue were as follows:

	2012	2011
Shell Trading (US) Company	21%	20%
Enterprise Crude Oil, LLC	18%	16%
Smaller customers	61%	64%

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

Activity related to the ARO liability for the six months ended June 30, 2012 is as follows (in thousands):

Liability for asset retirement obligation — December 31, 2011	$44,640
Settlements	(1,302)
Additions	447
Revisions	863
Accretion expense	1,819

Liability for asset retirement obligation — June 30, 2012	$46,467

The liability comprises a current balance of approximately $4.1 million and a noncurrent balance of approximately $42.3 million as of June 30, 2012.

Revisions to asset retirement obligations reflect changes in abandonment cost estimates based on current information and consideration of the Company’s current plans.

5.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company produces and sells oil, NGL and natural gas. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility for a portion of its production by entering into swaps, options and other commodity derivative financial instruments. A combination of options, structured as a zero-cost collar, is the Company’s preferred derivative instrument because there are no up-front costs and the instrument sets a floor price for a portion of the Company’s hydrocarbon production. Such derivatives provide assurance that the Company receives NYMEX prices no lower than the price floor and no higher than the price ceiling. Our commodity derivatives are accounted for using mark-to market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single income statement line item. For the six months ended June 30, 2012, the Company had commodity derivatives in place for 1,046 MBoe, or approximately 76% of production, in the form of oil, NGL and natural gas collars and swaps. In March 2012, the Company liquidated a portion of a natural gas contract for the period from April 2012 through and including September 2012. This natural gas contract carried a strike price of $5.00/per Mcf which was significantly above the market prices of natural gas prevailing at that time. The liquidation resulted in a realized gain of approximately $2.0 million to the Company.

In June 2012, the Company re-priced a combination of oil and natural gas derivative contracts, which resulted in a realized gain of approximately $3.0 million to the Company.

During 2012, the Company entered into basis swaps which allow the Company to manage risks against fluctuations in the price difference between Louisiana Light Sweet (“LLS”) Crude and West Texas Intermediate (“WTI”) prices. These volumes are disclosed as oil commodity derivative volumes. The Company produces approximately 1,500 barrels per day of LLS crude and receives a premium price over the WTI price. The basis swap volumes are not included in the percent of production volumes under commodity derivative contracts as described above.

The Company has also entered into swaption derivative contracts which give the counterparty the right, for a period of time, to execute a natural gas price swap contract in exchange for a premium paid to the Company. Should the counterparty elect not to execute the swap contract by the due date, the option to do so will terminate and there is no further financial exposure to either party. The contingent volumes associated with these contracts are not included in the calculation for percent of production volumes under commodity derivative contracts.

All derivative contracts are recorded at fair market value and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts (in thousands):

		Fair Value
Description	Location in Balance Sheet	June 30, 2012	December 31, 2011
Asset derivatives:
Natural gas collars and Swaps — current portion	Derivative assets — current	$8,610	$11,405
Noncurrent portion	Derivative assets — noncurrent	3,502	5,897
Oil collars and swaps — current portion	Derivative assets — current	1,349	—
Oil collars and swaps — noncurrent portion	Derivative assets — noncurrent	3,049	978
NGL collars and Swaps — current portion	Derivative assets — current	2,287	—
Noncurrent portion	Derivative assets — noncurrent	1,308	—
		$20,105	$18,280

Liability derivatives:
Oil collars and swaps — current portion	Derivative liabilities — current	$—	4,677
NGL collars and
Swaps — current portion	Derivative liabilities — current	—	509
Noncurrent portion	Derivative liabilities — noncurrent	—	853
		$—	$6,039

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations:

Description	Location in Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		(in thousands)
Commodity contracts:
Realized (loss)/gain on commodity contracts	Gain/(Loss) on commodity derivatives, net	$6,567	$(1,085)	$10,684	$10,733
Unrealized gain/(loss) on commodity contracts	Gain/(Loss) on commodity derivatives, net	11,388	10,734	7,864	(14,297)

Total net gain/(loss) on commodity contracts		$17,955	$9,649	$18,548	$(3,564)
Interest rate swaps:
Realized loss on interest rate swaps	Net loss on interest rate derivatives	$—	$1,536	$—	$2,726
Unrealized gain on interest rate swaps	Net loss interest rate derivatives	—	(693)	—	(1,812)

Total net loss on interest rate swaps		—	843	—	914

Total net gain/(loss) on derivative contracts		$17,955	$8,806	$18,548	$(4,478)

At June 30, 2012, the Company had the following natural gas collar positions:

	Collars
	Floors			Ceilings
Period	Volume in MMbtu’s	Price/ Price Range	Weighted- Average Price	Price/ Price Range	Weighted- Average Price
July 2012 — December 2012	1,950,000	$3.45 –6.50	$4.98	$3.81 –8.10	$6.03
January 2013 — December 2013	2,040,000	$4.70 –5.00	$4.80	$5.75 –5.85	$5.77
January 2014 — December 2014	1,292,020	$4.50 –5.10	$4.72	$6.15 –6.20	$6.17

At June 30, 2012, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price/ Price Range	Weighted- Average Price
July 2012 — December 2012	1,626,515	$2.42 –5.15	$3.90
January 2013 — December 2013	2,400,000	$4.66 –5.20	$4.93
January 2014 — December 2014	2,100,000	$3.82 –3.93	$3.88

At June 30, 2012, the Company had the following unexecuted natural gas swaption positions:

	Swaptions
Period	Volume in MMbtu’s	Price
January 2013 — December 2013	1,200,000	$4.66
January 2014 — December 2014	900,000	$4.99

At June 30, 2012, the Company had the following crude oil collar positions:

	Collars
	Floors			Ceilings
Period	Volume in Bbl’s	Price/ Price Range	Weighted- Average Price	Price/ Price Range	Weighted- Average Price
July 2012 — December 2012	291,524	$80.00 –92.00	$83.09	$86.00 –102.05	$92.28
January 2013 — December 2013	348,000	$90.00 –93.00	$91.41	$97.00 –111.85	$102.71
January 2014 — December 2014	276,000	$90.00 –93.00	$92.13	$97.00 –101.00	$99.24

At June 30, 2012, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbl’s	Price / Price Range	Weighted- Average Price
July 2012 — December 2012	8,524	$96.95 –101.60	$97.97
January 2013 — December 2013	78,703	$83.00 – 91.50	$85.52
January 2014 — December 2014	24,000	$91.00 – 91.50	$91.25

At June 30, 2012, the Company had the following crude basis (LLS-WTI) swap positions:

	Basis Swaps
Period	Volume in Bbl’s	Price / Price Range	Weighted- Average Price
July 2012 — December 2012	239,200	$6.60 –10.75	$9.14

At June 30, 2012, the Company had the following natural gas liquids swap positions:

	Swaps
Period	Volume in Bbl’s (a)	Price/Price Range	Weighted- Average Price
July 2012 — December 2012	91,636	$47.55 –52.40	$51.19
January 2013 — December 2013	149,246	$46.25 –47.20	$46.88
January 2014 — December 2014	78,000	$43.75 –43.75	$43.75

(a)	NGL commodity derivative volumes are based on a blended barrel of liquids that consists of 41% ethane, 29% propane, 7% natural butane, 11% iso butane, and 12% natural gasoline. This blended barrel is an approximation of our actual NGL production volumes.

6.    FAIR VALUES OF FINANCIAL INSTRUMENTS

The table below presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Once in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Reclassification (a)	Total Balance
	(Level 1)	(Level 2)	(Level 3)
June 30, 2012:
Current Assets
Commodity derivatives — natural gas	$—	$8,610	$—	$—	$8,610
Commodity derivatives — oil	—	2,017	—	(668)	1,349
Commodity derivatives — NGL	—	2,664	—	(377)	2,287
Non—Current Assets
Commodity derivatives — natural gas	$—	$3,955	$—	$(453)	$3,502
Commodity derivatives — oil	—	3,170	—	(121)	3,049
Commodity derivatives — NGL	—	1,989	—	(681)	1,308
Current Liabilities
Commodity derivatives — natural gas	$—	$—	$—	$—	$—
Commodity derivatives — oil	—	668	—	(668)	—
Commodity derivatives — NGL	—	377	—	(377)	—
Non—Current Liabilities
Commodity derivatives — natural gas	$—	$453	$—	$(453)	$—
Commodity derivatives — oil	—	121	—	(121)	—
Commodity derivatives — NGL	—	681	—	(681)	—

December 31, 2011:
Current Assets
Commodity derivatives — natural gas	$—	$11,635	$—	$(230)	$11,405
Commodity derivatives — oil	—	1,750	—	(1,750)	—
Commodity derivatives — NGL	—	1,555	—	(1,555)	—
Non—Current Assets
Commodity derivatives — natural gas	$—	$6,920	$—	$(1,023)	$5,897
Commodity derivatives — oil	—	7,967	—	(6,989)	978
Commodity derivatives — NGL	—	1,773	—	(1,773)	—
Current Liabilities
Commodity derivatives — natural gas	$—	$230	$—	$(230)	$—
Commodity derivatives — oil	—	6,427	—	(1,750)	4,677
Commodity derivatives — NGL	—	2,064	—	(1,555)	509
Non-Current Liabilities
Commodity derivatives — natural gas	$—	$1,023	$—	$(1,023)	$—
Commodity derivatives — oil	—	6,989	—	(6,989)	—
Commodity derivatives — NGL	—	2,626	—	(1,773)	853

(a)	Represents the effects of reclassification of the assets and liabilities per master netting agreements to conform to the balance sheet presentation.

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

Derivative Financial Instruments — The majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of nonperformance. As of June 30, 2012 and December 31, 2011, the impact of the credit valuation adjustments on the overall valuation of the Company derivative positions is not significant. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value is estimated using the discounted cash flow model (based on weighted average component of each counterparty’s default swap).

Debt Instruments — The 2011 Credit Facility (as defined in Note 7) accrues interest on a variable-rate basis. The fair value of the 2011 Credit Facility is characterized as Level 3 measurements in the fair value hierarchy. The Notes (as defined in Note 7) accrue interest on a fixed rate basis. The fair value of the Notes is characterized as Level 2 measurements in the fair value hierarchy, as the trading volume is limited. As of June 30, 2012, the fair value of the 2011 Credit Facility was estimated using the discounted cash flow model under the income approach (based on comparable market rate credit spreads observable from market data) to approximate carrying value. As of the same date, the fair value of the Notes was estimated using the market approach (based upon our June 2012 weighted average market price) to be approximately $188.3 million. As of December 31, 2011, the Company estimated the 2011 Credit Facility fair value to be approximately $132.8 million. As of the same date, the fair value of the Notes was estimated to be approximately $200.8 million.

Cash, Trade Receivables, and Payables — The fair value approximates carrying value given the short term nature of these investments.

7.    DEBT

The Company’s debt as of June 30, 2012 and December 31, 2011, was comprised of the following amounts (in thousands):

	June 30, 2012	December 31, 2011
First lien Indebtedness — non-current	$118,750	$138,000
Notes — non-current	250,000	250,000
Unamortized discount— non-current	(5,428)	(6,121)

Total debt	$363,322	$381,879

Scheduled maturities or mandatory redemption dates by fiscal year are as follows (amounts in thousands):

Years Ending December 31	Amount
2012	$—
2013	—
2014	118,750
2015	—
2016	250,000

$368,750

First Lien Credit — During 2011, the Company entered into a $300 million Amended and Restated First Lien Credit Agreement (“2011 Credit Facility”) that matures in November 2014. The 2011 Credit Facility also includes a $10.0 million subfacility for standby letters of credit, of which approximately $1.6 million has been issued as of June 30, 2012, and a discretionary swing line subfacility of $5.0 million. As of June 30, 2012, the borrowing base for this facility was $165 million with semi-annual re-determinations. Amounts outstanding under the 2011 Credit Facility bear interest at specified margins over LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. As of June 30, 2012, the LIBOR based interest rates ranged from 3.49% to 3.72% and the ABR interest rate was 5.50%. Borrowings under the 2011 Credit Facility are secured by all of the Company’s oil and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 1.92 as of June 30, 2012), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.93 as of June 30, 2012), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.15 as of June 30, 2012) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.37 as of June 30, 2012). The maximum leverage ratio will reduce to 4.0 to 1.0 for 2013 and thereafter. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. As of June 30, 2012, the Company is not aware of any instances of noncompliance with the financial covenants governing the 2011 Credit Facility.

Capitalization of Debt Costs — The Company capitalizes certain direct costs associated with the issuance of long term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method. As of June 30, 2012 and December 31, 2011, the Company had deferred financing fees of approximately $6.9 million and $7.9 million, respectively.

The Company capitalizes a portion of its interest expense incurred during the period related to assets that have been excluded from the amortization pool. For the three months ended June 30, 2012 and 2011, the Company capitalized interest of approximately $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company capitalized interest of approximately $0.5 million and $0.4 million, respectively.

Senior Secured Second Lien Notes — During 2011, the Company issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million (the “Notes”). The Notes carry a stated interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company. The outstanding balance of the Notes is presented net of amortized discount of approximately $5.4 million at June 30, 2012.

The Notes contain an optional redemption provision allowing the Company to retire up to 35% of the principal outstanding with the proceeds of an equity offering, at 110.500% of par. Additional optional redemption provisions allow for the retirement of all or a portion of the outstanding senior secured second lien notes at 110.500%, 102.625% and 100.000% beginning on each of May 15, 2014, May 15, 2015 and November 15, 2015, respectively. If a change of control occurs, each noteholder may require the Company to repurchase all or a portion of its Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued and unpaid interest and special interest, if any, to, but not including, the date of repurchase. The indenture governing the Notes contains covenants that, among other things, limit the Company’s ability to incur or guarantee additional indebtedness or issue certain preferred stock; declare or pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; transfer or sell assets; make investments; create certain liens; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

8.    GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company is not required to disclose consolidating financial information as its parent company has no independent assets or operations and the Company owns 100% of each of Milagro Exploration, LLC, Milagro Producing, LLC, Milagro Resources, LLC and Milagro Mid-Continent, LLC. The subsidiary guarantees are full and unconditional guarantees of the Company’s outstanding debt on a joint and several basis. There are no non-guarantor subsidiaries. These subsidiaries are included in the unaudited condensed consolidated financial statements.

9.    MEZZANINE EQUITY

The Company’s Series A Preferred Stock (the “Series A”) is a perpetual instrument and provides the holders with an option to redeem the preferred shares and requires two-thirds (2/3) of the holders to request redemption, 180 days after the maturity of certain qualified debt which matures in 2016, with the redemption date being not more than 90 days after receiving the redemption request. Therefore, the Series A is classified as mezzanine equity. The Series A consists of 2,700,000 shares issued at $76.12 per share.

The holders of the Series A shall be entitled to receive dividends on a cumulative basis. Dividends shall accrue, whether declared or not, semi-annually at a 12% rate. Accrued dividends shall be paid in kind when, and if declared by the Company’s board of directors and shall be made by issuing an amount of additional shares of Series A, based on the original issue price. As of June 30, 2012 the dividends in arrears were approximately $34.1 million.

The fair value of the Series A is characterized as Level 3 measurements in the fair value hierarchy. The fair value is estimated using the discounted future cash flow method under the income approach. Future cash flows were estimated based on forecasted accrued dividends and repayment of the Series A at par value. The discount rate is based on analysis of market yields and company specific risks. The estimated fair value of the Series A at June 30, 2012 and at December 31, 2011 was approximately $161.8 million and $183 million, respectively.

10.    COMMON STOCK

The Company is authorized to issue up to 1,000,000 shares of Common Stock, par value $0.01 per share. As of June 30, 2012, 280,400 shares of Common Stock were issued and outstanding and held by Parent. Holders of Common Stock are entitled to, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities. Holders of Common Stock have no cumulative rights. The holders of a plurality of the outstanding shares of the Common Stock have the ability to elect all of the directors. Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Company’s board of directors out of funds legally available therefore. The Company has never paid cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

11.    INCOME TAXES

The Company recorded no income tax benefit for the six months ended June 30, 2012. The Company increased its valuation allowance and reduced its net deferred tax assets to zero during 2010 after considering all available positive and negative evidence related to the realization of its deferred tax assets. The Company’s assessment of the realization of its deferred tax assets has not changed and as a result, the Company continues to maintain a full valuation allowance for its net deferred assets as of June 30, 2012.

As of June 30, 2012, the Company had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2012.

12.    COMMITMENTS AND CONTINGENCIES

Commitments:

The Company leases corporate office space in Houston, Texas. Rental expense was approximately $0.4 million and $0.6 million for the three months ended June 30, 2012 and 2011, and was approximately $0.9 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively.

In 2009, the Company entered into a contract with an investment bank for advisory services to be provided in 2010 for guaranteed fees of $1.0 million. This contract has been extended to 2013. The Company paid approximately $0.3 million of these fees to the investment bank in connection with the Company’s refinancing completed in 2011.

The following table summarizes the Company’s contractual obligations and commitments at June 30, 2012, by fiscal year (amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Office lease	$915	$1,884	$1,913	$1,913	$1,913	$1,275	$9,813
Other	—	700	—	—	—	—	700

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

13.    EMPLOYEE BENEFIT PLANS

The Company operates a discretionary bonus plan and a 401(k) savings plan via a third-party service provider. Upon hire, an individual is immediately eligible to participate in the 401(k) plan. The Company, under its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 6% of each eligible participant’s contributions. The Company contributed approximately $136,000 and $176,000, for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company contributed approximately $381,000 and $362,000, respectively.

14.    RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, the Company had a receivable of approximately $2.5 million and $2.4 million, respectively, primarily related to monitoring fees paid on behalf of Parent, to certain of Parent’s members (ACON Milagro Investors, LLC, Milagro Investors, LLC and West Coast Milagro Partners, LLC) in 2008 and 2007, which are recognized as an advance to affiliates in the accompanying balance sheet.

15.    SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses. Separate financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.

The Company measures financial performance as a single enterprise, allocating capital resources on a project by project basis across its entire asset base to maximize profitability. The Company utilizes a company-wide management team that administers all enterprise operations encompassing the exploration, development and production of natural gas and oil. Since the Company follows the full cost of method of accounting and all its oil, NGL and natural gas properties and operations are located in the United States, the Company has determined that it has one reporting unit. In as much as the Company is one enterprise, it does not maintain comprehensive financial statement information by area but does track basic operational data by area.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our annual report on form 10-K for the year ended December 31, 2011, as well as in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an independent oil and natural gas company primarily engaged in the acquisition, exploration, exploitation, development and production of oil, NGL and natural gas reserves. We were formed as a limited liability company in 2005 with a focus on properties located onshore in the U.S. Gulf Coast. We have acquired proved producing reserves which we believe have upside potential, implemented an active drilling, workover and recompletion program and expanded our geographic diversity by moving into the Midcontinent area.

During the six months ended June 30, 2012, we spent approximately $10.8 million on capital expenditures, before divestitures, to support our business plan. Of this amount, we spent approximately $4.7 million to successfully drill four gross wells and complete two of these wells. We drilled three gross (3.0 net) and completed two gross (2.0 net) wells in the Texas Gulf Coast area and drilled one gross (0.16 net) well in our Midcontinent area. We spent approximately $4.6 million on workovers and recompletions primarily in our Texas Gulf Coast and South Louisiana areas. We spent approximately $1.5 million to continue lease acquisitions primarily in Oklahoma and Louisiana. The capital spent in Oklahoma was to support the future development of conventional reserves and the capital spent in Louisiana was to acquire prospective acreage in the N. Leroy Field. We spent approximately $0.4 million of capital expenditures primarily related to facilities and vehicles. We received approximately $0.4 million of insurance proceeds in excess of our plug and abandonment costs related to damage from Hurricane Ike. We also used our cash on hand in the six months ending June 30, 2012 to pay down approximately $19.3 million, net of proceeds, of our outstanding debt under our 2011 Credit Facility (as described in “Liquidity and Capital Resources – Capital Resources”).

We contemplate spending approximately an additional $18.4 million in the remainder of 2012 to support our business plan. We are planning to complete the two carryover wells and drill or participate in up to ten additional wells during the remainder of 2012, including one development well in our Texas Gulf Coast area, one development well and up to two non-operated wells in our Southeast area, one exploratory well and one non-operated well in our Midcontinent area and up to four non-operated wells in our South Texas area, as well as planning on workover and recompletion projects of existing wells. Our 2012 capital budget included approximately $25.0 million for acquisitions. However, if we do not use this capital for acquisitions and we find additional oil weighted prospects, we expect to use this capital for additional drilling. In light of the price volatility we have experienced this year, we are constantly evaluating the deployment of our capital. See “Liquidity and Capital Resources” for more on our capital expenditures.

We expect to fund our acquisition, exploration, exploitation and development activities from a variety of sources, including through cash flow from operations, borrowings under our 2011 Credit Facility, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. However, we expect that future significant acquisitions will require funding, at least in part, from the proceeds of the issuance of debt and/or equity securities.

Sources of Our Revenues

We derive our revenues from the sale of oil, NGL and natural gas that are produced from our properties. Our revenues are a function of the production volumes we sell and the prevailing market prices at the time of sale. Under the terms and conditions of our 2011 Credit Facility, we are required to obtain commodity derivatives for at least 50% but no more than 90% of our monthly forecasted proved developed producing (“PDP”) production by product. We are permitted to use zero-cost collars and out-right swaps with approved counterparties to meet this requirement. We have also entered into basis swaps (Light Louisiana Sweet vs. West Texas Intermediate) and the volumes relative to these contracts are not counted towards the percent of PDP under commodity derivative contracts. The approved counterparties are limited to those financial institutions that participate in the 2011 Credit Facility. As of June 30, 2012, we had the following oil, NGL and natural gas commodity derivative positions:

% of PDP Hedged

Year	Oil	Natural Gas	NGL
2012	77.9%	89.4%	85.2%
2013	69.6%	68.4%	81.3%
2014	61.0%	65.6%	50.6%

In our effort to achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to manage risk of future sales prices on a portion of our oil, NGL and natural gas production. As of June 30, 2012, we had commodity derivative contracts in place for 987.8 MBoe from July 1, 2012, through the end of 2012, 1,315.9 MBoe during 2013 and 943.3 MBoe during 2014. Based on the expected production set forth in our June 30, 2012 reserve report, we have derivative contracts for approximately 71.4% of our cumulative forecasted 2012, 2013 and 2014 PDP production as of June 30, 2012. For the six months ended June 30, 2012, we have commodity derivative revenues of approximately $18.6 million, which is comprised of approximately $10.7 million in realized gains and approximately $7.9 million of unrealized gains. The use of certain types of derivative instruments may prevent us from realizing the benefit of upward price movements for the portion of the production that is hedged.

Components of Our Cost Structure

Production Costs. Production costs represent the day-to-day costs we incur to bring hydrocarbons out of the ground and to the market; combined with the daily costs we incur to maintain our producing properties. These daily costs include lease operating expenses and production taxes.

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

•

In the U.S., there are a variety of state and federal taxes levied on the production of oil, NGL and natural gas. These are commonly grouped together and referred to as production taxes. The majority of our production tax expense is based on a percent of gross value realized at the wellhead at the time the production is sold or removed from the lease. As a result, our production tax expense increases when oil, NGL and natural gas prices rise.

•

Historically, taxing authorities have from time to time encouraged the oil and natural gas industry to explore for new oil, NGL and natural gas reserves, or to develop high cost reserves, through reduced tax rates or tax credits. These incentives have been narrow in scope and short-lived. A number of our wells have qualified for reduced production taxes because they are high cost wells.

•

Taxes other than income include production taxes and ad valorem taxes, which are imposed by local taxing authorities such as school districts, cities, and counties or boroughs. The amount of tax we pay is based on a percent of value of the property assessed or determined by the taxing authority on an annual basis. When oil, NGL and natural gas prices rise, the value of our underlying property interests increase resulting in higher ad valorem taxes.

Depreciation. Depletion and Amortization. As a full cost company, we capitalize all direct costs associated with our exploration, exploitation and development efforts, including a portion of our interest and certain general and administrative expenses that are specific to exploration, exploitation and development efforts, and we apportion these costs to each unit of production sold through depletion expense. Generally, if reserve quantities are revised up or down, our depletion rate per unit of production will change inversely. When the depreciable capital cost base increases or decreases, the depletion rate will move in the same direction. Our full-cost depletion expense is driven by many factors, including certain costs spent in the exploration for and development of oil, NGL and natural gas reserves, production levels, and estimates of proved reserve quantities and future developmental costs.

Asset Retirement Accretion Expense. Asset retirement accretion expense represents the systematic, monthly accretion of future abandonment costs of tangible assets such as wells, service assets, flowlines and other facilities.

General and Administrative Expense. General and administrative expense includes payroll and benefits for our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance. We capitalize general and administrative expenses directly related to exploration, exploitation and development efforts.

Interest. We have relied on a combination of debt financings to fund our short term liquidity and a portion of our long term financing needs. On June 30, 2012, we had approximately $118.8 million of LIBOR-based floating rate indebtedness and base rate indebtedness outstanding under our 2011 Credit Facility and $250 million of the Notes outstanding. In addition, our Series A preferred stock carries a non-cash cumulative dividend with a coupon of 12% per annum.

The 2011 Credit Facility provided for a borrowing base of S165 million at June 30, 2012. Interest on the 2011 Credit Facility is calculated based on floating rates of LIBOR and Base Rate with a sliding margin that reflects usage under the facility. The higher the usage of the 2011 Credit Facility, the higher the interest margin is over the floating rate index. We expect to continue to utilize indebtedness to grow and, as a result, expect to continue to pay interest throughout the term of the Notes (as described in “Liquidity and Capital Resources – Capital Resources”). On June 30, 2012. we had approximately $363.3 million outstanding of total indebtedness.

Income Taxes. We recorded no income tax benefit or expense for the six months ended June 30, 2012. Prior to 2011, we increased our valuation allowance and reduced our net deferred tax assets to zero, after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2012.

As of June 30, 2012. we had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2012.

Oil, NGL and Natural Gas Reserves

Our estimated total net proved reserves of oil, NGL and natural gas as of June 30, 2012 and 2011 were as follows:

	As of June 30,
	2012	% Change	2011
Estimated Net Proved Reserves:
Oil (MMBbls)	10.8	14%	9.5
NGL (MMBbls)	4.7	18%	4.0
Natural Gas (Bcf)	120.9	(9)%	132.9

Total oil equivalent (MMBoe)	35.7	0%	35.7
Proved developed reserves as a percentage of net proved reserves	60%		65%

Our estimated total net proved reserves did not change in the period ended June 30, 2012 as compared to the same period in 2011. The production was offset by an increase in our estimated net proved reserves which was primarily the result of additional reserves obtained through a September 2011 acquisition of interests in our La Reforma and Los Indios fields, which we operate, and on-going field study additions.

Results of Operations

The following discussion is of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. Comparative results of operations for the periods indicated are discussed below.

Sales Volumes

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
Oil (MBbls)	214	13%	190
NGL (MBbls)	65	8%	60
Natural gas (MMcf)	2,352	(17)%	2,835

Total (MBoe)	671	(7)%	723
Average daily production volumes (MBoe/d)(a)	7.4	(6)%	7.9

(a)	Average daily production volumes calculated based on 365-day

For the three months ended June 30, 2012, our net equivalent production volumes decreased by 7% to 671 MBoe (7.4 MBoe/d) from 723 MBoe (7.9 MBoe/d) in 2011. Our production volumes in 2012, as compared to 2011, decreased primarily as a result of the natural decline in production and the delay of scheduled gas drilling projects due to marginal natural gas prices. Natural gas represented approximately 58% and 65% of our total production in the three months ended June 30, 2012 and 2011, respectively.

Revenues. The following tables show (1) our revenues from the sale of oil, NGL and natural gas and (2) the impact of changes in price and sales volumes on our oil, NGL and natural gas revenues during the three months ended June 30, 2012 and 2011. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Three Months Ended June 30,
	2012	% Change	2011
	(In thousands)
Oil revenues:
Oil revenues	$22,300	8%	$20,628
Oil derivative settlements	98	(103)%	(3,127)

Oil revenues including oil derivative settlements	22,398	28%	17,501
NGL revenues:
NGL revenues	2,073	(20)%	2,575
NGL derivative settlements	454	100%	—

NGL revenues including derivative settlements	2,527	(2)%	2,575
Natural gas revenues:
Natural gas revenues	4,893	(59)%	11,922
Natural gas derivative settlements	6,015	195%	2,042

Natural gas revenues including derivative settlements	10,908	(22)%	13,964
Oil, NGL and natural gas revenues:
Oil, NGL and natural gas revenues	29,266	(17)%	35,125
Oil, NGL and natural gas derivative settlements	6,567	(705)%	(1,085)

Oil, NGL and natural gas revenues including derivative settlements	35,833	5%	34,040
Oil, NGL and natural gas derivative unrealized gains	11,388	6%	10,734

Oil, NGL and natural gas revenues including derivative settlements and unrealized gains	47,221	5%	44,774

Total revenues	$47,221	5%	$44,774

Change from Three Months Ended June 30, 2011 to Three Months Ended June 30, 2012
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$(940)
Sales volume variance impact	2,613

Total change	1,673
Change in revenues from the sale of NGL:
Price variance impact	(686)
Sales volume variance impact	184

Total change	(502)
Change in revenues from the sale of natural gas:
Price variance impact	$(4,997)
Sales volume variance impact	(2,032)

Total change	(7,029)
Change in revenues from the sale of oil, NGL and natural gas:
Price variance impact	$(6,623)
Volume variance impact	764

Cash settlement of commodity derivative contracts	7,652
Unrealized gains due to commodity derivative contracts	654

Total change	$2,447

	Three Months Ended June 30,
	2012	% Change	2011
Oil price:
Oil price per Bbl	$104.21	(4)%	$108.56
Oil derivative settlements per Bbl	0.46	(103)%	(16.46)

Oil revenues including oil derivative settlements per Bbl	$104.67	14%	$92.10
NGL price:
NGL price per Bbl	$31.89	(26)%	$42.92
NGL derivative settlements per Bbl	6.98	100%	—

NGL price including derivative settlements per Bbl	$38.87	(9)%	$42.92
Natural gas price:
Natural gas price per Mcf	$2.08	(51)%	$4.21
Natural gas derivative settlements per Mcf	2.56	255%	0.72

Natural gas price including derivative settlements per Mcf	$4.64	(6)%	$4.93
Oil, NGL and natural gas price per BOE:
Oil, NGL and natural gas price per BOE	$43.62	(10)%	$48.58
Oil, NGL and natural gas derivative settlements per BOE	9.79	NM	(1.50)

Oil, NGL and natural gas price including derivative settlements per BOE	$53.41	13%	$47.08
Oil, NGL and natural gas derivative unrealized gains per BOE	16.97	14%	14.85

Oil, NGL and natural gas price including derivative settlements and unrealized gains per BOE	$70.38	14%	$61.93
Total price per BOE	$70.38	14%	$61.93

Our oil, NGL and natural gas revenues, including derivatives settlements and unrealized derivative gains, for the three months ended June 30, 2012 increased approximately $2.4 million, or 5%, from approximately $44.8 million to approximately $47.2 million, when compared to the same period in 2011. Our oil, NGL and natural gas revenues for the three months ended June 30, 2012 decreased by approximately $5.9 million from approximately $35.1 million to approximately $29.3 million. This decrease related to lower prices of oil, NGL and natural gas of approximately $6.6 million and lower natural gas production of approximately $2.0 million, which was partially offset by higher oil and NGL production which increased revenue by approximately $2.8 million. Our derivative revenue was approximately $18.0 million for the three months ended June 30, 2012, as compared to approximately $9.6 million for the prior period. The increase in commodity derivative revenues was due to an increase in unrealized gains of approximately $0.7 million and gains on settled contracts of approximately $7.7 million.

Production costs. Per unit production cost for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 increased $0.88/Boe, or 5%, and total production costs for the 2012 period, as compared to the 2011 period, decreased by approximately $0.3 million, or 2%. Our per unit and total production costs for the three months ended June 30, 2012 and 2011 are as set forth below.

	Unit-of-Production (Per Boe Based on Sales Volumes) Three Months Ended June 30,
	2012	%	2011
Production costs:
Gathering & transportation	$0.57	12%	$0.51
Operating & maintenance	12.89	6%	12.22
Workover expenses	0.17	(84)%	1.08

Lease operating expenses	13.63	(1)%	13.81
Taxes other than income	4.17	34%	3.11

Production costs	$17.80	5%	$16.92

	Production Costs Three Months Ended June 30,
	2012	% Change	2011
	(In thousands)
Production costs:
Gathering & transportation	$385	4%	$371
Operating & maintenance	8,645	(2)%	8,832
Workover expenses	116	(85)%	782

Lease operating expenses	9,146	(8)%	9,985
Taxes other than income	2,799	25%	2,247

Production costs	$11,945	(2)%	$12,232

Gathering and transportation costs the three months ended June 30, 2012 and June 30, 2011 were approximately $0.4 million.

Operating and maintenance expenses for the three months ended June 30, 2012 were approximately $8.6 million, compared to approximately $8.8 million in the 2011 period, a decrease of approximately $0.2 million, or 2%. This decrease in operating and maintenance expenses was due primarily to lower insurance costs.

Workover expenses for the three months ended June 30, 2012 were approximately $0.1 million, compared to approximately $0.8 million in the 2011 period, a decrease of approximately $0.7 million, or 85%. This decrease in workover expenses was due primarily to a decrease in the number and cost of our workovers in 2012 as compared to 2011.

Taxes other than income for the three months ended June 30, 2012 were approximately $2.8 million, compared to approximately $2.2 million in the 2011 period, an increase of approximately $0.6 million, or 25%. This increase in taxes was due to higher actual ad valorem taxes incurred in the current year.

General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the expenses of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$4,679	(11)%	$5,228
Capitalized general and administrative expenses	1,124	(6)%	1,198

General and administrative expenses — net	$3,555	(12)%	$4,030

General and administrative expenses — gross $ per Boe	$6.98	(3)%	$7.23

Our gross general and administrative expenses for the three months ended June 30, 2012 were approximately $4.7 million compared to approximately $5.2 million in the same period of 2011, a decrease of approximately $0.5 million, or 11%, primarily as a result of lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness. After capitalization, our net general and administrative expenses decreased by approximately $0.5 million, or 12%, to approximately $3.6 million. Per unit general and administrative expense decreased by 3% due to lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness. This was offset by a decrease in production volumes.

Depletion of oil, NGL and natural gas properties.

	Three Months Ended June 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil, NGL and natural gas properties	$12,796	5%	$12,160
Depletion of oil, NGL and natural gas properties (per Boe)	$19.07	13%	$16.82

Our depletion expense for the three months ended June 30, 2012 was approximately $12.8 million compared to approximately $12.2 million in the same period of 2011, an increase of approximately $0.6 million, or 5%. An increase in our depletion rate contributed to an increase in depletion expense of approximately $1.6 million. This was offset by lower production volumes resulting in lower depletion expense of approximately $1.0 million.

Impairment of oil and natural gas properties. For the three months ended June 30, 2012 and 2011, based on the average oil and natural gas prices in effect on the first day of each month for the twelve months during the periods then ended, we were not required to record an impairment to our oil, NGL and natural gas properties.

Net interest expense. Our interest expense for the three months ended June 30, 2012 was approximately $9.0 million or a 17% decrease from the approximately $10.8 million of interest expense accrued for the three months ended June 30, 2011. The decrease in interest expense during 2012 from 2011 was due to the conversion of Series A Preferred debt to mezzanine equity, partially offset by replacing lower cost bank debt with the Notes issued in May 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales Volumes

	Six Months Ended June 30,
	2012	% Change	2011
Oil (MBbls)	430	10%	390
NGL (MBbls)	129	11%	116
Natural gas (MMcf)	4,925	(16)%	5,890

Total (MBoe)	1,380	(7)%	1,488

Average daily production volumes (MBoe/d)(a)	7.6	(8)%	8.2

(a)	Average daily production volumes calculated based on 365-day year

For the six months ended June 30, 2012 and 2011, our net equivalent production volumes decreased by 7% to 1,380 MBoe (7.6 MBoe/d) from 1,488 MBoe (8.2 MBoe/d) in 2011. Our production volumes in 2012 as compared to 2011 decreased primarily as a result of natural decline in production and due to the delay of scheduled gas drilling projects due to marginal natural gas prices. Natural gas represented approximately 59% and 66% of our total production in the six months ended June 30, 2012 and 2011, respectively.

Revenues. The following tables shows (1) our revenues from the sale of oil, NGL and natural gas and (2) the impact of changes in price and sales volumes on our oil, NGL and natural gas revenues during the six months ended June 30, 2012 and 2011. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Six Months Ended June 30,
	2012	% Change	2011
	(In thousands)
Oil revenues:
Oil revenues	$46,138	16%	$39,812
Oil derivative settlements	(1,530)	(69)%	(4,976)

Oil revenues including oil derivative settlements	44,608	28%	34,836
NGL revenue:
NGL revenues	5,217	0%	5,221
NGL derivative settlements	419	100%	—

NGL revenues including derivative settlements	5,636	8%	5,221
Natural gas revenues:
Natural gas revenues	11,251	(54)%	24,432
Natural gas derivative settlements	11,795	(25)%	15,709

Natural gas revenues including derivative settlements	23,046	(43)%	40,141
Oil, NGL and natural gas revenues:
Oil, NGL and natural gas revenues	62,606	(10)%	69,465
Oil, NGL and natural gas derivative settlements	10,684	0%	10,733
Oil, NGL and natural gas revenues including derivative settlements	73,290	(9)%	80,198
Oil, NGL and natural gas derivative unrealized gains (losses)	7,864	155%	(14,297)
Oil, NGL and natural gas revenues including derivative settlements and unrealized gains (losses)	81,154	23%	65,901

Total revenues	$81,154	23%	$65,901

Change from Six Months Ended June 30, 2011 to Six Months Ended June 30, 2012
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$2,232
Sales volume variance impact	4,093

Total change	6,325
Change in revenues from the sale of NGL:
Price variance impact	$(594)
Sales volume variance impact	591

Total change	(3)
Change in revenues from the sale of natural gas:
Price variance impact	$(9,177)
Sales volume variance impact	(4,004)

Total change	(13,181)
Change in revenues from the sale of oil, NGL and natural gas:
Price variance impact	$(7,539)
Volume variance impact	680
Cash settlement of commodity derivative contracts	(49)
Unrealized gains due to commodity derivative contracts	22,161

Total change	$15,253

	Six Months Ended June 30,
	2012	% Change	2011
Oil price:
Oil price per Bbl	$107.30	5%	$102.08
Oil derivative settlements per Bbl	(3.56)	(72)%	(12.76)

Oil revenues including oil derivative settlements per Bbl	$103.74	16%	$89.32
NGL price:
NGL revenues	$40.44	(10)%	$45.01
NGL derivative settlements per Bbl	3.25	100%	—

NGL revenues including derivative settlements	$43.69	(3)%	$45.01
Natural gas price:
Natural gas per Mcf	$2.28	(45)%	$4.15
Natural gas derivative settlements per Mcf	2.40	(10)%	2.67

Natural gas revenues including derivative settlements per Mcf	$4.68	(31)%	$6.82
Oil, NGL and natural gas price per BOE:
Oil, NGL and natural gas revenues per BOE	$45.37	(3)%	$46.68
Oil, NGL and natural gas derivative settlements per BOE	7.74	7%	7.21

Oil, NGL and natural gas revenues including derivative settlements per BOE	$53.11	(1)%	$53.89
Oil, NGL and natural gas derivative unrealized gains per BOE	5.70	159%	(9.61)
Oil, NGL and natural gas revenues including derivative settlements and unrealized gains per BOE	$58.81	33%	$44.28

Total price per BOE	$58.81	33%	$44.28

Our oil, NGL and natural gas revenues, including derivatives settlements and unrealized derivative gains (losses), for the six months ended June 30, 2012 increased by approximately $15.3 million, or 23%, from approximately $65.9 million to approximately $81.2 million, when compared to the same period in 2011. Our oil, NGL and natural gas revenues for the six months ended June 30, 2012 decreased by approximately $6.9 million, from approximately $69.5 million to approximately $62.6 million. This decrease related to lower prices of NGL and natural gas of approximately $9.8 million and lower production of natural gas of approximately $4.0 million, which was partially offset by higher oil prices of approximately $2.2 million and higher production of oil and NGL, which increased revenue by approximately $4.7 million. Our derivative revenue was approximately $18.5 million for the six months ended June 30, 2012, as compared to a loss of approximately $3.6 million for the prior period. The increase in derivative revenues was due primarily to an increase in unrealized gains of commodity derivatives of approximately $22.1 million.

Production costs. Production volumes in the six months ended June 30, 2012 decreased 7% as compared to the same period in 2011 from 1,488 MBoe to 1,380 MBoe. Per unit production cost in 2012 increased by $0.88/Boe, or 5%, and total production costs in 2012 decreased by approximately $0.6 million, or 2%, as compared to 2011. Our per unit and total production costs for the six months ended June 30, 2012 and 2011 are as set forth below.

	Unit-of-Production (Per Boe Based on Sales Volumes) Six Months Ended June 30,
	2012	% Change	2011
Production costs:
Gathering & transportation	$0.58	23%	$0.47
Operating & maintenance	12.27	6%	11.62
Workover expenses	0.97	10%	0.88

Lease operating expenses	13.82	7%	12.97
Remediation expenses	—	(100)%	1.33
Taxes other than income	4.24	47%	2.88

Production costs	$18.06	5%	$17.18

	Production Costs
	Six Months Ended June 30,
	2012	% Change	2011
	(In thousands)
Production costs:
Gathering & transportation	$803	15%	$697
Operating & maintenance	16,937	(2)%	17,289
Workover expenses	1,333	2%	1,302

Lease operating expenses	19,073	(1)%	19,288
Remediation expenses	—	(100)%	1,984
Taxes other than income	5,852	37%	4,285

Production costs	$24,925	(2)%	$25,557

Gathering and transportation costs for the six months ended June 30, 2012 were approximately $0.8 million, compared to approximately $0.7 million in 2011, an increase of approximately $0.1 million, or 15%.

Operating and maintenance expenses for the six months ended June 30, 2012 were approximately $16.9 million, compared to approximately $17.3 million in the same period of 2011, a decrease of approximately $0.4 million, or 2%. This decrease in operating and maintenance expenses was due to lower insurance costs.

Workover expenses for the six months ended June 30, 2012 and June 30, 2011 were approximately $1.3 million.

Environmental remediation expenses for the six months ended June 30, 2011 were approximately $2.0 million and were incurred in 2011 as a result of a litigation settlement. There were no remediation costs incurred in the six months ended June 30, 2012.

Taxes other than income for the six months ended June 30, 2012 were approximately $5.9 million, compared to approximately $4.3 million in the same period of 2011, an increase of approximately $1.6 million or 37%. This increase in taxes was due to higher actual ad valorem taxes incurred in the current year.

General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the expenses of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$7,371	(23)%	$9,513
Capitalized general and administrative expenses	1,535	(36)%	2,391

General and administrative expenses — net	$5,836	(18)%	$7,122

General and administrative expenses — gross $ per Boe	$5.34	(16)%	$6.39

Our gross general and administrative expenses for the six months ended June 30, 2012 were approximately $7,4 million compared to approximately $9.5 million in the same period of 2011, a decrease of approximately $2.1 million, or 23%, primarily as a result of lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness. After capitalization, our net general and administrative expenses decreased by approximately $1.3 million, or 18%, to approximately $5.8 million. Per unit general and administrative expense decreased by 16% due to lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness. This was offset by a decrease in production volumes.

Depletion of oil, NGL and natural gas properties.

	Six Months Ended June 30,
	2012	% Change		2011
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil, NGL and natural gas properties	$25,646	3	% $	24,779
Depletion of oil, NGL and natural gas properties (per Boe)	$18.59	12	% $	16.65

Our depletion expense for the six months ended June 30, 2012 was approximately $25.6 million compared to approximately $24.8 million in the same period of 2011, an increase of approximately $0.9 million, or 3%. An increase in our depletion rate attributed to an increase in depletion expense of approximately $2.9 million. This was offset by lower production volumes resulting in lower depletion expense of approximately $2.0 million.

Impairment of oil and natural gas properties. For the six months ended June 30, 2012, we reported an impairment of approximately $11.6 million to our oil, NGL and natural gas properties. The impairment occurred and was recorded as of March 31, 2012, based on the average oil and natural gas prices in effect on the first day of each month during the first three months of 2012 and last nine months of 2011 ($3.53 per MMBtu for Henry Hub gas and $94.65 per Bbl for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $11.6 million to our oil and natural gas properties.

Net interest expense. Our interest expense for the six months ended June 30, 2012 was approximately $17.9 million as compared to approximately $24.1 million for the same period in 2011. Total interest expense for the six months ended June 30, 2012 benefited from our converting the Series A preferred from a debt instrument to mezzanine equity, this was partially offset by the increase in interest expense due to the assumption of a higher coupon on the Notes issued in May 2011.

Liquidity and Capital Resources

Historically, we have financed our acquisition, exploration, exploitation and development activities, and repayment of our contractual obligations, through a variety of means, including cash flow from operations, borrowings under our credit agreements, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. Our primary needs for cash are to fund our capital expenditure program and our working capital obligations and for the repayment of contractual obligations. In the future, we will also require cash to fund our capital expenditures for the exploration, exploitation and development of properties necessary to offset the inherent declines in production and proved reserves that are typical in an extractive industry like ours. We will also spend capital to hold acreage that would otherwise expire if not drilled. Future success in growing reserves and production will be highly dependent on our access to cost effective capital resources and our success in economically finding and producing additional oil, NGL and natural gas reserves.

Sources and Uses of Cash

The table below summarizes our sources and uses of cash during the periods indicated.

	Six Months Ended June 30,
	2012	% Change	2011
	(In thousands)
Net loss	$(6,797)	65%	$(19,410)
Non-cash items	33,876	(35)%	51,951
Changes in working capital and other items	(1,599)	73%	(5,845)

Net cash provided by operating activities	25,480	(5)%	26,696
Net cash used in investing activities	(14,081)	57%	(33,080)
Net cash used in financing activities	(19,358)	(161)%	(7,409)

Net decrease in cash and cash equivalents	$(7,959)	42%	$(13,793)

Analysis of net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2012 were approximately $25.5 million, as compared to approximately $26.7 million for the same period in 2011, an approximately $1.2 million, or 5%, decrease. The decrease in net cash provided by operating activities from 2011 to 2012 was primarily due to approximately $6.9 million of lower revenues partially offset by lower operating costs of approximately $1.4 million, which decreased operating cash flow activities by approximately $5.5 million. This decrease was partially offset by working capital changes in 2012 compared to 2011.

Analysis of net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2012 was approximately $14.1 million, compared to approximately $33.1 million in the same period in 2011, an approximately $19.0 million, or 57%, decrease. The decrease relates primarily to a reduction in drilling and acquisitions of approximately $14.6 million and the receipt of approximately $4.4 million of insurance proceeds related to the 2011 flooding of our West Lake Verrett properties and damages caused by Hurricane Ike.

Analysis of net cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2012 was approximately $19.4 million as compared to approximately $7.4 million for the same period in 2011, an increase of approximately $12.0 million, or 161%. This increase reflected the additional repayment of borrowings, net of proceeds, of approximately $19.3 million in 2012 as compared to proceeds, net of payments, of approximately $1.7 million in 2011. This increase was partially offset by approximately $8.5 million of lower financing activities primarily related to deferred financing costs.

Capital expenditures

The timing of most of our capital expenditures is discretionary because we operate the majority of our wells and we have no material long term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program also includes general and administrative expenses allowed to be capitalized under full cost accounting, costs related to plugging and abandoning unproductive or uneconomic wells and the cost of acquiring and maintaining our lease acreage position and our seismic resources, drilling and completing new oil, NGL and natural gas wells, installing new production infrastructure and maintaining, repairing and enhancing existing oil, NGL and natural gas wells.

The capital that funds our drilling activities is allocated to individual prospects based on the value potential of a prospect, as measured by a risked net present value analysis. We re-evaluate our annual budget periodically throughout the year. The primary factors that affect our budget include forecasted commodity prices, drilling and completion costs, and a prospect’s risked reserve size and risked initial producing rate. Other factors that are also monitored throughout the year that influence the amount and timing of all our planned expenditures include the level of production from our existing oil, NGL and natural gas properties, the availability of drilling and completion services, and the success and resulting production of our newly drilled wells. The outcome of our periodic analysis results in a reprioritization of our drilling schedule to ensure that we are optimizing our capital expenditure plan.

We contemplate spending approximately an additional $18.4 million to support our revised 2012 Board approved business plan. We are planning to complete the two carryover wells and drill or participate in up to ten additional wells during the remainder of 2012, including one development well in our Texas Gulf Coast area, one development well and up to two non-operated wells in our Southeast area, one exploratory well and one non-operated well in our Midcontinent area and up to four non-operated wells in our South Texas area. We are also planning on workover and recompletion projects of existing wells. Our 2012 capital budget included approximately $25.0 million for acquisitions. However, if we do not use this capital for acquisitions and we find additional oil weighted prospects, we expect to use this capital for additional drilling. In light of the price volatility we have experienced this year, we are constantly reevaluating the deployment of our capital.

Capital resources

Cash. As of June 30, 2012 and December 31, 2011, we had approximately $1.4 million and $9.4 million of cash and cash equivalents, respectively.

First Lien Credit. During 2011, we entered into a $300 million Amended and Restated First Lien Credit Agreement that matures in November 2014. The initial borrowing base for the 2011 Credit Facility was established at $170 million with semi-annual re-determinations to begin in November 2011. As of June 30, 2012, the borrowing base was $165 million. Amounts outstanding; under the 2011 Credit Facility bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the 2011 Credit Facility are secured by all of our oil, NGL and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 1.92 as of June 30, 2012), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.93 as of June 30, 2012), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.15 as of June 30, 2012) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.37 as of June 30, 2012). The maximum leverage ratio will reduce to 4.00 to 1.0 for 2013 and thereafter.

In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. At June 30, 2012, we are not aware of any instances of noncompliance with the financial covenants governing the 2011 Credit Facility.

Senior Secured Second Lien Notes. During 2011, we issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million. The Notes carry a stated interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness, which includes the 2011 Credit Facility. The balance is presented net of unamortized discount of $5.4 million at June 30, 2012.

The Notes contain an optional redemption provision allowing us to retire up to 35% of the principal outstanding with the proceeds of an equity offering, at 110.500% of par. Additional optional redemption provisions allow for the retirement of all or a portion of the outstanding senior secured second lien notes at 110.500%, 102.625% and 100.000% beginning on each of May 15, 2014, May 15, 2015 and November 15, 2015, respectively. If a change of control occurs, each noteholder may require us to repurchase all or a portion of its Notes for cash at a price equal to 101% of the aggregate principal amount of such notes, plus any accrued and unpaid interest and special interest, if any, to, but not including, the date of repurchase. The indenture governing the Notes contains covenants that, among other things, limit our ability to incur or guarantee additional indebtedness or issue certain preferred stock; declare or pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; transfer or sell assets; make investments; create certain liens; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

Outlook

Since the beginning of the year, natural gas prices have been highly volatile and have fallen to levels as low as $1.95/Mcf. In this environment, we did not include operated natural gas drilling opportunities in our 2012 capital budget and continue to believe this is the prudent course of action. As a result, we are focusing all of our field studies on developing additional oil weighted opportunities in our existing portfolio. This would include both workover/recompletions of existing wells and new prospects. Since approximately 60% of our current daily production is natural gas, and is subject to typical Gulf Coast annual declines of 20%, we believe there is a high likelihood of reduced annual production from our existing portfolio, as compared to our prior year performance.

Our intent for the remainder of 2012 is to manage our operational and capital spending within the available free cash flow generated by our assets. To the extent we do not find suitable acquisition or drilling opportunities, we will pay down our debt balance.

We expect to fund our acquisition, exploration, exploitation and development activities from a variety of sources, including through cash flow from operations, borrowings under our 2011 Credit Facility, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. However, we expect that future significant acquisitions will require funding, at least in part, from the proceeds of the issuance of equity securities.

As of June 30, 2012, we had approximately $46.3 million of available borrowing capacity under our 2011 Credit Facility.

For the six months ended June 30, 2012, we realized approximately $10.7 million in gains under our commodity derivative agreements. Based on the NYMEX strip pricing for oil, NGL and natural gas as of June 30, 2012, we expect to realize approximately $7.2 million of commodity derivative revenues during the last six months of 2012.

For 2012, our capital program is budgeted at approximately $54.2 million, which we believe is sufficient to maintain current operations and replace 100% of our annual production. Our 2012 capital budget contemplates spending approximately $14.2 million in connection with the drilling of eight additional operated oil wells and two additional non-operated natural gas wells and approximately $11.3 million in connection with the workover and recompletion of existing wells. We have also budgeted approximately $25.0 million for acquisitions. However, if we do not use this capital for acquisitions and we find additional oil weighted prospects, we expect to use this capital for additional drilling.

The table below sets forth our 2012 capital budget activity.

	2012 Budget(a)	Amount Spent Through June 30, 2012	Amount Remaining(b)
	(In millions)
Drilling	$14.2	$4.7	$9.5
Acquisitions	25.0	—	25.0
Workovers and recompletions	11.3	4.6	6.7
Geological, geophysical, leasing and seismic	1.2	1.5	(0.3)
Plugging and abandonment	1.5	(0.4)	1.9
Facilities, vehicles and other	1.0	0.4	0.6

Total operations capital budget	$54.2	$10.8	$43.4

(a)	2012 capital budget approved by our Board of Directors.
(b)	Calculated based upon the 2012 capital budget less amounts spent through June 30, 2012.

The final determination with respect to our 2012 budgeted capital expenditures will depend on a number of factors, including:

•	changes in commodity prices;

•	changes in service and materials costs, including from the sharing of costs through the formation of joint ventures with other oil, NGL and natural gas companies;

•	production from our existing producing wells;

•	the results of our current exploration, exploitation and development drilling efforts;

•	economic and industry conditions at the time of drilling;

•	our liquidity and the availability of financing; and

•	properties for sale at an attractive price and rate of return.

Off Balance Sheet Arrangements

We currently do not have off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the indebtedness of any other party.

Critical Accounting Policies

A summary of critical accounting policies is disclosed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no changes to our critical accounting policies since such date.

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

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the lASB’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1. 2013, and interim periods within those annual periods. Retrospective application is required. We are currently evaluating the potential impact of this adoption but expect that the adoption of this standard will have no impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates that affect the interest paid on borrowings under the 2011 Credit Facility. We are not party to any interest rate hedging arrangements that would mitigate the risk of increasing interest rates. The interest paid on the Notes is fixed at 10.500% per annum and is not subject to changes in floating interest rates. Based on our current capital structure at June 30, 2012, a 1% increase in interest rates would increase interest expense by approximately $1.2 million per year, based on our approximately $118.8 million of floating rate indebtedness and base rate indebtedness outstanding under our 2011 Credit Facility that would be affected by such a movement in interest rates.

Commodity Price Risk

Changes in commodity prices significantly affect our capital resources, liquidity and operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of capital we have available to reinvest in our exploration, exploitation and development activities. Commodity prices are impacted by many factors that are outside of our control. Over the past few years, commodity prices have been highly volatile. We expect that commodity prices will continue to fluctuate significantly in the future. As a result, we cannot accurately predict future oil, NGL and natural gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.

The prices we receive for our oil production are based on global market conditions. Significant factors that impacted oil prices in the first half of 2012 included the pace at which the domestic and global economies recovered from the current recession, the economic crisis in Europe, the ongoing tensions and uprisings in the Middle East and North Africa, and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations were able to manage oil supply through export quotas.

Natural gas prices are primarily driven by North American market forces. However, global LNG shipments can impact North American markets to the extent cargoes are diverted from Asia or Europe to North America. Factors that can affect the price of natural gas include changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. Over the past several years, natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in the first half of 2012 was $2.28 per Mcf, which was 45% lower than the price of $4.15 per Mcf that we received in the first half of 2011. Natural gas prices in the first half of 2012 were dependent upon many factors including the balance between North American supply and demand.

We have utilized swaps and costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure that we can execute at least a portion of our capital spending plans with internally generated funds. The following table details derivative contracts that settled during 2012 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain/(loss) upon settlement.

As of June 30, 2012
Oil collars
Volumes (Bbls)	285,386
Average floor price (per Bbl)	$82.96
Average ceiling price (per Bbl)	$94.12

Loss upon settlement	$(1,694,983)

Oil swaps
Volumes (Bbls)	46,585
Average swap price (per Bbl)	$99.66
Gain upon settlement	$726,094
LLS-WTI Basis swaps
Volumes (Bbls)	97,600
Average swap price (per Bbl)	$10.75

Loss upon settlement	$(561,574)

Total oil loss upon settlement	$(1,530,463)

Natural gas collars
Volumes (Mcf)	1,950,000
Average floor price (per Mcf)	$4.98
Average ceiling price (per Mcf)	$6.03

Gain upon settlement	$4,832,300
Natural gas swaps
Volumes (Mcf)	1,731,347
Average swap price (per Mcf)	$3.96

Gain upon settlement	$6,962,726

Total natural gas gain upon settlement	$11,795,026

NGL swaps
Volumes (Mcf)	100,619
Average swap price (per Mcf)	$51.34
Gain upon settlement	$418,953

Total NGL gain upon settlement	$418,953

Total oil, NGL and natural gas gain upon settlement	$10,683,516

The following commodity derivatives contracts were in place as of June 30, 2012:

Natural Gas	Type	MMbtu/Mo or Avg MMbtu/Mo	Price/MMbtu
Jul-12 to Dec-12	Collar	125,000	$3.45 – 3.81
Jul-12 to Dec-12	Collar	150,000	6.50 – 8.10
Jul-12 to Dec-12	Collar	50,000	4.25 – 5.35
Jul-12 to Dec-12	Swap	75,000	5.15
Jul-12 to Dec-12	Swap	75,157	3.04
Jul-12 to Dec-12	Swap	120,929	3.71
Jan-13 to Dec-13	Collar	90,000	4.75 – 5.75
Jan-13 to Dec-13	Collar	40,000	4.70 – 5.75
Jan-13 to Dec-13	Collar	40,000	5.00 – 5.85
Jan-13 to Dec-13	Swap	100,000	4.66
Jan-13 to Dec-14	Swap	100,000	4.57
Jan-14 to Nov-14	Collar	73,820	4.50 – 6.15
Jan-14 to Dec-14	Collar	40,000	5.10 – 6.20
Jan-14 to Dec-14	Swap	75,000	3.82
Jan-14 to Dec-14	Swaption	100,000	4.66
Jan-15 to Dec-15	Swaption	75,000	4.99

Crude Oil	Type	Bbl/Mo or Avg Bbl/Mo	Price/Bbl
Jul-12 to Aug-12	Collar	25,000	$80.00 – 91.60
Jul-12 to Aug-12	Swap	937	101.60
Jul-12 to Dec-12	Collar	10,000	80.00 – 93.24
Jul-12 to Dec-12	Collar	5,000	90.00 – 96.50
Jul-12 to Dec-12	Collar	8,327	92.0 – 102.05
Jul-12 to Dec-13	Swap	3,835	86.49
Jul-12 to Dec-12	Basis Swap	15,500	6.60
Jul-12 to Dec-12	Basis Swap	24,800	10.75
Sep-12 to Dec-12	Collar	25,391	80.00 – 86.00
Jan-13 to Dec-13	Collar	8,000	92.00 – 102.95
Jan-13 to Dec-13	Collar	6,000	90.00 – 111.85
Jan-13 to Dec-13	Collar	2,000	93.00 – 102.00
Jan-13 to Dec-14	Collar	2,000	92.00 – 100.00
Jan-13 to Dec-14	Collar	2,000	90.00 – 97.00
Jan-13 to Dec-14	Collar	2,000	93.00 – 101.00
Jan-13 to Dec-14	Collar	2,000	91.00 – 97.00
Jan-13 to Dec-14	Collar	3,000	91.00 – 98.00
Jan-13 to Dec-14	Collar	2,000	92.00 – 98.00
Jan-13 to Dec-14	Swap	1,000	91.00
Jan-13 to Dec-14	Swap	1,000	91.50
Jan-14 to Dec-14	Collar	10,000	93.00 – 100.25

Natural Gas Liquids	Type	Bbl/Mo or Avg Bbl/Mo	Price/Bbl
Jul-12 – Dec-12	Swap	5,000	$51.00
Jul-12 – Dec-12	Swap	6,000	51.25
Jul-12 – Dec-12	Swap	3,316	52.40
Jul-12 – Dec-12	Swap	957	47.55
Jan-13 to Dec-13	Swap	5,137	47.20
Jan-13 to Dec-13	Swap	3,300	46.25
Jan-13 to Dec-13	Swap	4,000	47.00
Jan-14 to Dec-14	Swap	6,500	43.75

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, trade accounts receivable and derivative instruments. We believe that we place our excess cash investments with strong financial institutions. Our receivables generally relate to customers in the oil, NGL and natural gas industry, and as such, we are directly affected by the health of the industry. During the six months ended June 30, 2012, ten customers collectively accounted for 77% of our oil, NGL and natural gas revenues and during the six months ended June 30, 2011, ten customers collectively accounted for 71% of our oil, NGL and natural gas revenues. This concentration increases our credit risk. We seek to mitigate our credit risk by, among other things, monitoring customer creditworthiness. Shell Trading (US) Company accounted for 21% and Enterprise Crude Oil, LLC accounted for 18% of total sales during the six months ended June 30, 2012. During the six months ended June 30, 2011, Shell Trading (US) Company accounted for 20% and Enterprise Crude Oil, LLC accounted for 16% of total sales. No other customer accounted for more than 10% of total sales during either period. This concentration increases our credit risk. We seek to mitigate our credit risk by, among other things, monitoring customer creditworthiness.

Counterparty Risk

We have exposure to financial institutions in the form of derivative transactions in connection with our commodity derivatives. These transactions are with counterparties in the financial services industry, specifically with members of our bank group. These transactions could expose us to credit risk in the event of default of our counterparties. We also have exposure to financial institutions which are lenders under our credit facilities. If any lender under our 2011 Credit Facility is unable to fund its commitment, our liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitment under the credit facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, completed an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended and determined that our disclosure controls and procedures were not effective as of June 30, 2012. We have identified certain material weaknesses in our internal control over financial reporting related to inconsistent or ineffective financial statement review and preparation and insufficient financial reporting resources in our internal control over financial reporting primarily related to a lack of financial and personnel resources. To remediate these issues, our management intends to retain the services of additional third party accounting personnel as well as to modify existing internal controls in a manner designed to ensure future compliance. However, we are unable to predict the timing or expense to take these actions. Our management currently believes the additional accounting resources expected to be retained for the purposes of being an SEC reporting company will remediate the weakness with respect to insufficient personnel.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

There are currently various suits and claims pending against us that have arisen in the ordinary course of our business, including contract disputes, personal injury and property damage claims and title disputes. Management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flow. We record reserves for contingencies when information available indicates that a toss is probable and the amount of the loss can be reasonably estimated.

Item 1A.	Risk Factors.

Our level of indebtedness may adversely affect our cash available for operations.

As of June 30, 2012, we had approximately $363.3 million in outstanding indebtedness and had approximately $46.2 million of available borrowing capacity under our amended and restated first lien credit agreement. Our level of indebtedness will have several important effects on our operations, including:

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

We recorded a net loss for the six months ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009 of $6.8 million and $23.6 million, $70.6 million and $8.6 million, respectively. We cannot assure you that our current level of operating results will continue or improve. Our activities could require additional equity or debt financing. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and natural gas, rates of production, timing of capital expenditures and drilling success. Negative changes in these variables could have a material adverse effect on our business, financial condition and results of operations.

Federal legislation regarding derivatives could have an adverse effect on our ability and cost of entering into derivative transactions.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. On October 1, 2010, the CFTC introduced its first series of proposed rules coming out of the Dodd-Frank Reform Act. In July 2011, the CFTC granted temporary exemptive relief from certain swap regulation provisions of the legislation until December 31, 2011, or until the agency finalized the corresponding rules. In December 2011, the CFTC extended the potential latest expiration date of the exemptive relief to July 16, 2012. In May 2012, the CFTC proposed an amendment to further extend the potential latest expiration date until December 31, 2012.

In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. The CFTC has also issued final rules further defining “swap dealer” and “major swap participant.” It is not possible at this time to predict when the CFTC will finalize other regulations, including critical rulemaking on the definition of “swap.” Depending on our classification under the regulations, the financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The financial reform legislation may also require our counterparties to the derivative contracts to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our potential exposure to less creditworthy counterparties. If we reduce our use of derivatives or commodity prices decline as a result of the legislation and regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures, our results of operations, or our cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

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

Forward-Looking Statements

The information discussed in this report and our public releases include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 2IE of the Exchange Act). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, NGL and natural gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future or proposed operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	our ability to finance our planned capital expenditures;

•	the volatility in commodity prices for oil, NGL and natural gas;

•	future profitability;

•	our ability to continue as a going concern;

•	accuracy of reserve estimates;

•	the need to take ceiling test impairments due to lower commodity prices;

•	significant dependence on equity financing for acquisitions;

•	the ability to replace our oil, NGL and natural gas reserves;

•	general economic conditions;

•	our ability to control activities on properties that we do not operate;

•	pricing risks;

•	availability of rigs, crews, equipment and oilfield services;

•	our ability to retain key members of our senior management and key technical employees;

•	geographic concentration of our assets;

•	expiration of undeveloped leasehold acreage;

•	exploration, exploitation, development, drilling and operating risks;

•	the presence or recoverability of estimated oil, NGL and natural gas reserves and the actual future production rates and associated costs;

•	availability of pipeline capacity and other means of transporting our oil, NGL and natural gas production;

•	reliance on independent experts;

•	our ability to integrate acquisitions with existing operations;

•	the sufficiency of our insurance coverage;

•	competition;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

•	environmental risks; and

•	additional staffing requirements and other increased costs associated with being a reporting company.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those in Part II, Section 1A of this quarterly report on Form 10-Q and the section entitled “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

SIGNATURES

Milagro Oil & Gas. Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILAGRO OIL & GAS, INC.

Date: August 13, 2012	By:	/s/ James G. Ivey
James G. Ivey
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Robert D. LaRocque
Robert D. LaRocque
Chief Financial Officer and Treasurer