Form 10-Q
period 2012-09-30
MILAGRO OIL & GAS, INC.
filed 2012-11-13
CIK 1530796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2012, there were 280,400 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1.	Financial Statements

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$802	$9,356
Accounts receivable:
Oil and gas sales	18,785	22,288
Joint interest billings and other — net of allowance for doubtful accounts of $451 and $831 at September 30, 2012 and December 31, 2011, respectively	1,444	1,124
Derivative assets	3,958	11,405
Prepaid expenses	5,828	2,076
Other	656	965

Total current assets	31,473	47,214
PROPERTY, PLANT AND EQUIPMENT:
Oil, NGL and natural gas properties — full cost method:
Proved properties	1,306,686	1,279,276
Unproved properties	14,994	14,914
Less accumulated depreciation, depletion and amortization	(865,282)	(812,364)

Net oil, NGL and natural gas properties	456,398	481,826
Other property and equipment, net of accumulated depreciation of $6,695 and $6,114 at September 30, 2012 and December 31, 2011, respectively	860	1,236

Net property, plant and equipment	457,258	483,062
DERIVATIVE ASSETS	1,626	6,875

OTHER ASSETS:
Deferred financing cost	6,352	7,856
Advance to affiliate	2,497	2,391
Other	9,781	6,379

Total other assets	18,630	16,626

TOTAL	$508,987	$553,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,410	$4,875
Accrued liabilities	32,617	33,185
Accrued interest payable	10,778	4,074
Derivative liabilities	1,336	5,186
Asset retirement obligation	4,563	3,199

Total current liabilities	53,704	50,519
NONCURRENT LIABILITIES:
Long term debt (Note 7)	358,918	381,879
Asset retirement obligation	42,409	41,441
Derivative liabilities	548	853
Other	5,711	3,931

Total noncurrent liabilities	407,586	428,104
Total liabilities	461,290	478,623

MEZZANINE EQUITY
Redeemable series A preferred stock (Note 9)	235,410	234,558

COMMITMENT AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Common stock (par value, $.01 per share; shares authorized: 1,000,000; shares issued and outstanding: 280,400 as of September 30, 2012 and December 31, 2011)	3	3
Additional paid-in capital	(66,813)	(66,813)
Accumulated deficit	(120,903)	(92,594)

Total stockholders’ deficit	(187,713)	(159,404)
TOTAL	$508,987	$553,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Oil, NGL and natural gas revenues	$29,247	$32,112	$91,853	$101,577
(Loss) /Gain on commodity derivatives, net	(9,448)	25,883	9,100	22,318

Total revenues	19,799	57,995	100,953	123,895

COSTS AND EXPENSES:
Gathering and transportation	393	371	1,195	1,068
Lease operating	8,876	8,324	27,145	26,915
Environmental remediation	—	5	—	1,988
Taxes other than income	2,764	2,611	8,616	6,895
Depreciation, depletion and amortization	12,754	12,320	38,859	37,451
Full cost ceiling impairment	3,088	—	14,641	—
General and administrative	3,351	3,200	9,187	10,322
Accretion	938	798	2,757	2,371

Total costs and expenses	32,164	27,629	102,400	87,010

Operating (loss)/ income	(12,365)	30,366	(1,447)	36,885

OTHER EXPENSE (INCOME):
Net gain on interest rate derivatives	—	(2,767)	—	(1,854)
Other income	(18)	(339)	(169)	(408)
Interest and related expenses, net of amounts capitalized	9,165	8,444	27,033	32,502
Loss on extinguishment of debt	—	—	—	1,027

Total other expense	9,147	5,338	26,864	31,267

(LOSS)/INCOME BEFORE INCOME TAX	(21,512)	25,028	(28,311)	5,618

INCOME TAX EXPENSE	—	—	—	—

NET (LOSS)/INCOME	(21,512)	25,028	(28,311)	5,618

Preferred dividends	8,128	7,318	23,550	11,162

NET (LOSS)/INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(29,640)	$17,710	$(51,861)	$(5,544)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(28,311)	$5,618
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Depreciation, depletion and amortization	38,859	37,451
Full cost impairment	14,641	—
Amortization of deferred financing costs	1,504	1,422
Loss on extinguishment of debt	—	1,027
Accretion of asset retirement obligations	2,757	2,371
PIK note interest	—	10,015
Accretion of financing costs	1,891	1,429
Unrealized (gain)/loss on commodity derivatives	8,542	(9,770)
Unrealized gain on interest rate derivatives	—	(3,510)
Changes in assets and liabilities — net of acquisitions:
Accounts receivable and accrued revenue	3,183	652
Prepaid expenses and other	(3,299)	(1,041)
Accounts payable and accrued liabilities	1,729	2,245
Other	(490)

Net cash provided by operating activities	41,006	47,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil, NGL and natural gas properties	(37)	(29,696)
Additions to oil, NGL and natural gas properties	(25,338)	(54,076)
Additions of other long term assets	(205)	(175)
Net sales of oil, NGL and natural gas properties	135	37

Net cash used in investing activities	(25,445)	(83,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	47,250	395,955
Credit facility payments	(71,250)	(362,693)
Deferred financing costs paid	—	(9,352)
Other	(115)	—

Net cash (used in) provided by financing activities	(24,115)	23,910

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(8,554)	$(12,091)

CASH AND CASH EQUIVALENTS — Beginning of period	$9,356	$17,734

CASH AND CASH EQUIVALENTS — End of period	$802	$5,643

INCOME TAX PAID, Net of refunds	$—	$—

INTEREST PAID — Net of interest capitalized of $786 and $803 in 2012 and 2011, respectively	$16,480	$10,649

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Recapitalization:
Interest paid in kind — series A preferred stock	$—	$9,800

Interest paid in kind — second lien	$—	$214

Accrued capital costs included in proved properties	$6,371	$10,540

Asset retirement obligations incurred	$715	$2,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL & GAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The unaudited condensed consolidated financial statements of the Company, included herein, have been prepared by management without audit, and they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Impairment — Full cost ceiling impairment is calculated whereby net capitalized costs related to proved and unproved properties less related deferred income taxes may not exceed a ceiling limitation. The ceiling limitation is the amount equal to the present value discounted at 10% of estimated future net revenues from estimated proved reserves plus the lower of cost or fair value of unproved properties less estimated future production and development costs and net of related income tax effect. The full cost ceiling limitation is calculated using 12-month simple average price of oil and natural gas as of the first day of each month for the period ending as of the balance sheet date and is adjusted for “basis” or location differentials. Price and operating costs, which are based on current cost conditions, are held constant over the life of the reserves. If net capitalized costs related to proved properties less related deferred income taxes exceed the ceiling limitation, the excess is impaired and a permanent write-down is recorded in the consolidated statements of operations. An impairment of approximately $3.0 million was recorded for the three months ended September 30, 2012 and approximately $14.6 million was recorded for the nine months ended September 30, 2012. Given the nature of the ceiling test, and the low natural gas prices experienced during 2012 to date, it is reasonably possible that we could have material ceiling charges in the future.

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

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures — Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company is currently evaluating the potential impact of this adoption but expects that the adoption of this standard will have no impact on its consolidated financial statements.

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

For the nine months ended September 30, 2012 and 2011, the Company’s most significant customers by reference to oil, NGL and natural gas revenue were as follows:

	2012	2011
Shell Trading (US) Company	22%	18%
Enterprise Crude Oil, LLC	18%	16%
Smaller customers	60%	66%

4.	ASSET RETIREMENT OBLIGATION

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

Activity related to the ARO liability for the nine months ended September 30, 2012 is as follows (in thousands):

Liability for asset retirement obligation — December 31, 2011	$44,640
Settlements	(2,008)
Additions	715
Revisions	868
Accretion expense	2,757

Liability for asset retirement obligation — September 30, 2012	$46,972

The liability comprises a current balance of approximately $4.6 million and a noncurrent balance of approximately $42.4 million as of September 30, 2012.

Revisions to asset retirement obligations reflect changes in abandonment cost estimates based on current information and consideration of the Company’s current plans.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company produces and sells oil, NGL and natural gas. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility for a portion of its production by entering into swaps, options and other commodity derivative financial instruments. A combination of options, structured as a zero-cost collar, is the Company’s preferred derivative instrument because there are no up-front costs and the instrument sets a floor price for a portion of the Company’s hydrocarbon production. Such derivatives provide assurance that the Company receives NYMEX prices no lower than the price floor and no higher than the price ceiling. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single income statement line item. For the nine months ended September 30, 2012, the Company had commodity derivatives in place for 1,567.8 MBoe, or approximately 78% of production, in the form of oil, NGL and natural gas collars and swaps.

Periodically the Company evaluates the unrealized commodity derivatives to determine if it would be beneficial to liquidate any contracts early. In March 2012, the Company liquidated a portion of a natural gas contract for the period from April 2012 through and including September 2012 resulting in cash proceeds of approximately $2.0 million to the Company. The Company re-priced a combination of oil and natural gas derivative contracts in June 2012, which resulted in a realized gain of approximately $3.0 million to the Company. In September 2012, the Company monetized a combination of NGL and natural gas derivative contracts, which resulted in a realized gain of approximately $5.0 million to the Company.

During 2012, the Company entered into basis swaps which allow the Company to manage risks against fluctuations in the price difference between Louisiana Light Sweet (“LLS”) Crude and West Texas Intermediate (“WTI”) prices. These volumes are disclosed as oil commodity derivative volumes. As of September 30, 2012, the Company was producing approximately 1,800 barrels per day of LLS crude and receives a premium price over the WTI price. The basis swap volumes are not included in the percent of production volumes under commodity derivative contracts as described above.

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

All derivative contracts are recorded at fair market value and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts (in thousands):

		Fair Value
Description	Location in Balance Sheet	September 30, 2012	December 31, 2011
Asset derivatives:
Natural gas collars and swaps — current portion	Derivative assets — current	$3,431	$11,405
Noncurrent portion	Derivative assets — noncurrent	401	5,897
Oil collars and swaps — noncurrent portion	Derivative assets — noncurrent	1,225	978
NGL collars and swaps — current portion	Derivative assets — current	527	—

		$5,584	$18,280

Liability derivatives:
Oil collars and swaps — current portion	Derivative liabilities — current	$1,293	4,677
NGL collars and swaps — current portion	Derivative liabilities — current	43	509
Oil collars and swaps — noncurrent portion	Derivative liabilities — noncurrent	152	853
Natural gas collars and swaps — noncurrent portion	Derivative liabilities — noncurrent	396	—

		$1,884	$6,039

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations:

Description	Location in Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in thousands)
Commodity contracts:
Realized gain on commodity contracts	(Loss)/Gain on commodity derivatives, net	$6,958	$1,815	$17,642	$12,548
Unrealized (loss)/gain on commodity contracts	(Loss)/Gain on commodity derivatives, net	(16,406)	24,068	(8,542)	9,770

Total net (loss)/gain on commodity contracts		$(9,448)	$25,883	$9,100	$22,318
Interest rate swaps:
Realized (gain)/loss on interest rate swaps	Net (gain) on interest rate derivatives	$—	$(1,069)	$—	$1,656
Unrealized gain on interest rate swaps	Net gain on interest rate derivatives	—	(1,698)	—	(3,510)

Total net (gain)/loss on interest rate swaps		—	(2,767)	—	(1,854)

Total net gain/(loss) on derivative contracts		$(9,448)	$28,650	$9,100	$24,172

At September 30, 2012, the Company had the following natural gas collar positions:

	Collars
	Floors			Ceilings
Period	Volume in MMbtu’s	Price/ Price Range	Weighted- Average Price	Price/ Price Range	Weighted- Average Price
Oct 2012 – Dec 2012	975,000	$3.45 – 6.50	$4.98	$3.81 – 8.10	$6.03
Jan 2013 – Dec 2013	1,080,000	3.50	3.50	5.75	5.75
Jan 2014 – Dec 2014	1,292,020	4.50 – 5.10	4.72	6.15 – 6.20	6.17

At September 30, 2012, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price/ Price Range	Weighted- Average Price
Oct 2012 – Dec 2012	733,798	$3.04 – 5.15	$4.61
Jan 2013 – Dec 2013	2,400,000	3.65 – 4.66	4.15
Jan 2014 – Dec 2014	2,100,000	3.82 – 3.93	3.88

At September 30, 2012, the Company had the following unexecuted natural gas swaption positions:

	Swaptions
Period	Volume in MMbtu’s	Price
Jan 2014 – Dec 2014	1,200,000	$4.66
Jan 2015 – Dec 2015	900,000	4.99

At September 30, 2012, the Company had the following crude oil collar positions:

	Collars
	Floors			Ceilings
Period	Volume in Bbl’s	Price/ Price Range	Weighted- Average Price	Price/ Price Range	Weighted- Average Price
Oct 2012 – Dec 2012	143,754	$80.00 – 92.00	$83.01	$86.00 – 102.05	$91.23
Jan 2013 – Dec 2013	348,000	90.00 – 93.00	91.41	97.00 – 111.85	102.71
Jan 2014 – Dec 2014	276,000	90.00 – 93.00	92.13	97.00 – 101.00	99.24

At September 30, 2012, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbl’s	Price/ Price Range	Weighted- Average Price
Oct 2012 – Dec 2012	19,913	$94.95 – 96.95	$95.01
Jan 2013 – Dec 2013	197,256	83.00 – 94.95	91.19
Jan 2014 – Dec 2014	24,000	91.00 – 91.50	91.25

At September 30, 2012, the Company had the following crude basis (LLS-WTI) swap positions:

	Basis Swaps
Period	Volume in Bbl’s	Price / Price Range	Weighted- Average Price
Oct 2012 – Dec 2012	119,600	$6.60 – 10.75	$9.15

At September 30, 2012, the Company had the following natural gas liquids swap positions:

	Swaps
Period	Volume in Bbl’s(a)	Price/Price Range	Weighted- Average Price
Oct 2012 – Dec 2012	44,522	$47.55 – 52.40	$51.17
Jan 2013 – Dec 2013	102,000	38.90	38.90
Jan 2014 – Dec 2014	85,200	38.24	38.24

(a)	NGL commodity derivative volumes are based on a blended barrel of liquids that consists of 41% ethane, 29% propane, 7% normal butane, 11% isobutane, and 12% natural gasoline. This blended barrel is an approximation of our actual NGL production volumes.

6.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The table below presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Once in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Reclassification (a)	Total Balance
	(Level 1)	(Level 2)	(Level 3)
September 30, 2012:
Current Assets
Commodity derivatives — natural gas	$—	$3,614	$—	$(183)	$3,431
Commodity derivatives — oil	—	864	—	(864)	—
Commodity derivatives — NGL	—	650	—	(123)	527
Non-Current Assets
Commodity derivatives — natural gas	$—	$1,260	$—	$(859)	$401
Commodity derivatives — oil	—	1,344	—	(119)	1,225
Commodity derivatives — NGL	—	—	—	—	—
Current Liabilities
Commodity derivatives — natural gas	$—	$183	$—	$(183)	$—
Commodity derivatives — oil	—	2,157	—	(864)	1,293

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Once in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Reclassification (a)	Total Balance
	(Level 1)	(Level 2)	(Level 3)
Commodity derivatives — NGL	—	166	—	(123)	43
Non-Current Liabilities
Commodity derivatives — natural gas	$—	$1,255	$—	$(859)	$396
Commodity derivatives — oil	—	119	—	(119)	—
Commodity derivatives — NGL	—	152	—	—	152

December 31, 2011:
Current Assets
Commodity derivatives — natural gas	$—	$11,635	$—	$(230)	$11,405
Commodity derivatives — oil	—	1,750	—	(1,750)	0
Commodity derivatives — NGL	—	1,555	—	(1,555)	0
Non-Current Assets
Commodity derivatives — natural gas	$—	$6,920	$—	$(1,023)	$5,897
Commodity derivatives — oil	—	7,967	—	(6,989)	978
Commodity derivatives — NGL	—	1,773	—	(1,773)	0
Current Liabilities
Commodity derivatives — natural gas	$—	$230	$—	$(230)	$0
Commodity derivatives — oil	—	6,427	—	(1,750)	4,677
Commodity derivatives — NGL	—	2,064	—	(1,555)	509
Non-Current Liabilities
Commodity derivatives — natural gas	$—	$1,023	$—	$(1,023)	$0
Commodity derivatives — oil	—	6,989	—	(6,989)	0
Commodity derivatives — NGL	—	2,626	—	(1,773)	853

(a)	Represents the effects of reclassification of the assets and liabilities per master netting agreements to conform to the balance sheet presentation.

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

Derivative Financial Instruments — The majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of nonperformance. As of September 30, 2012 and December 31, 2011, the impact of the credit valuation adjustments on the overall valuation of the Company derivative positions is not significant. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value is estimated using the discounted cash flow model (based on weighted average component of each counterparty’s default swap).

Debt Instruments — The 2011 Credit Facility (as defined in Note 7) accrues interest on a variable-rate basis. The fair value of the 2011 Credit Facility is characterized as a Level 3 measurement in the fair value hierarchy. The Notes (as defined in Note 7) accrue interest on a fixed rate basis. The fair value of the Notes is characterized as a Level 2 measurement in the fair value hierarchy, as the trading volume is limited. As of September 30, 2012, the fair value of the 2011 Credit Facility was estimated using the discounted cash flow model under the income approach (based on comparable market rate credit spreads observable from market data) to approximate carrying value. As of the same date, the fair value of the Notes was estimated using the market approach (based upon our September 2012 weighted average market price) to be approximately $184.3 million. As of December 31, 2011, the Company estimated the 2011 Credit Facility fair value to be approximately $132.8 million. As of the same date, the fair value of the Notes was estimated to be approximately $200.8 million.

Cash, Trade Receivables, and Payables — The fair value approximates carrying value given the short term nature of these investments.

7.	DEBT

The Company’s debt as of September 30, 2012 and December 31, 2011, was comprised of the following amounts (in thousands):

	September 30, 2012	December 31, 2011
First lien Indebtedness — non-current	$114,000	$138,000
Notes — non-current	250,000	250,000
Unamortized discount — non-current	(5,082)	(6,121)

Total debt	$358,918	$381,879

Scheduled maturities or mandatory redemption dates by fiscal year are as follows (amounts in thousands):

Years Ending December 31	Amount
2012	$—
2013	—
2014	114,000
2015	—
2016	250,000

$364,000

First Lien Credit — During 2011, the Company entered into a $300 million Amended and Restated First Lien Credit Agreement (“2011 Credit Facility”) that matures in November 2014. The 2011 Credit Facility also includes a $10.0 million sub facility for standby letters of credit, of which approximately $1.6 million has been issued as of September 30, 2012, and a discretionary swing line subfacility of $5.0 million. As of September 30, 2012, the borrowing base for this facility was $165 million with semi-annual re-determinations. A borrowing base redetermination was conducted in October of 2012 and will be reduced from $165 million to $135 million on a staggered basis over a six month period. The redetermination was effective starting November 1, 2012 and the borrowing base amount will reduce by $5.0 million per month for the following six months, ending at $135 million in April 2013. Amounts outstanding under the 2011 Credit Facility bear interest at specified margins over LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. As of September 30, 2012, the LIBOR based interest rates ranged from 3.62% to 3.70% and the ABR interest rate was 5.50%. Borrowings under the 2011 Credit Facility are secured by all of the Company’s oil and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 1.64 as of September 30, 2012), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.74 as of September 30, 2012), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.13 as of September 30, 2012) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.32 as of September 30, 2012). The maximum leverage ratio will reduce to 4.0 to 1.0 as of March 31, 2013 and all periods thereafter. The Company is currently exploring a range of alternatives to be in compliance with the financial covenant at the applicable dates. Unless the Company is able to execute one or more of these alternatives, the Company’s maximum leverage ratio may not meet the reduced threshold in the covenants beginning on March 31, 2013. In that event, the Company would have to seek a waiver or amendment to these agreements and, if not granted, the lenders could declare a default and the Company will not be able to borrow additional funds under the facility. Accordingly, there is substantial doubt of the Company’s ability to continue as a going concern. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. As of September 30, 2012, the Company is not aware of any instances of noncompliance with the financial covenants governing the 2011 Credit Facility.

Capitalization of Debt Costs — The Company capitalizes certain direct costs associated with the issuance of long term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method. As of September 30, 2012 and December 31, 2011, the Company had deferred financing fees of approximately $6.4 million and $7.9 million, respectively.

The Company capitalizes a portion of its interest expense incurred during the period related to assets that have been excluded from the amortization pool. For the three months ended September 30, 2012 and 2011, the Company capitalized interest of approximately $0.3 million and $0.4 million, respectively. In both the nine months ended September 30, 2012 and 2011, the Company capitalized interest of approximately $0.8 million.

Senior Secured Second Lien Notes — During 2011, the Company issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million (the “Notes”). The Notes carry a stated interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company. The outstanding balance of the Notes is presented net of amortized discount of approximately $5.1 million at September 30, 2012.

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

The Company is not required to disclose consolidating financial information as its parent company has no independent assets or operations and the Company owns 100% of Milagro Exploration, LLC, Milagro Producing, LLC, Milagro Resources, LLC and Milagro Mid-Continent, LLC. The subsidiary guarantees are full and unconditional guarantees of the Company’s outstanding debt on a joint and several basis. There are no non-guarantor subsidiaries. These subsidiaries are included in the unaudited condensed consolidated financial statements.

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

The holders of the Series A shall be entitled to receive dividends on a cumulative basis. Dividends shall accrue, whether declared or not, semi-annually at a 12% rate. Accrued dividends shall be paid in kind when, and if declared by the Company’s board of directors and shall be made by issuing an amount of additional shares of Series A, based on the original issue price. As of September 30, 2012 the dividends in arrears were approximately $42.2 million.

The fair value of the Series A is characterized as Level 3 measurements in the fair value hierarchy. The fair value is estimated using the discounted future cash flow method under the income approach. Future cash flows were estimated based on future accrued dividends and repayment of the Series A at par value. The discount rate is based on analysis of market yields and company specific risks. The estimated fair value of the Series A at September 30, 2012 and at December 31, 2011 was approximately $212.5 million and $183 million, respectively.

10.	COMMON STOCK

The Company is authorized to issue up to 1,000,000 shares of Common Stock, par value $0.01 per share. As of September 30, 2012, 280,400 shares of Common Stock were issued and outstanding and held by Parent. Holders of Common Stock are entitled to, in the event of liquidation; share ratably in the distribution of assets remaining after payment of liabilities. Holders of Common Stock have no cumulative rights. The holders of a plurality of the outstanding shares of the Common Stock have the ability to elect all of the directors. Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Company’s board of directors out of funds legally available therefore. The Company has never paid cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

11.	INCOME TAXES

The Company recorded no income tax benefit for the nine months ended September 30, 2012. The Company increased its valuation allowance and reduced its net deferred tax assets to zero during 2010 after considering all available positive and negative evidence related to the realization of its deferred tax assets. The Company’s assessment of the realization of its deferred tax assets has not changed and as a result, the Company continues to maintain a full valuation allowance for its net deferred assets as of September 30, 2012.

As of September 30, 2012, the Company had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2012.

12.	COMMITMENTS AND CONTINGENCIES

Commitments:

The Company leases corporate office space in Houston, Texas. Rental expense was approximately $0.4 million for the three months ended September 30, 2012 and 2011, and was approximately $1.3 million for the nine months ended September 30, 2012 and 2011.

In 2009, the Company entered into a contract with an investment bank for advisory services to be provided in 2010 for guaranteed fees of $1.0 million. This contract has been extended to 2013. The Company paid approximately $0.3 million of these fees to the investment bank in connection with the Company’s refinancing completed in 2011.

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2012, by fiscal year (amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Office lease	$466	$1,884	$1,913	$1,913	$1,913	$1,275	$9,364
Other	—	700	—	—	—	—	700

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

The Company operates a discretionary bonus plan and a 401(k) savings plan via a third-party service provider. Upon hire, an individual is immediately eligible to participate in the 401(k) plan. The Company, under its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 6% of each eligible participant’s contributions. The Company contributed approximately $128,000 and $122,000, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company contributed approximately $509,000 and $484,000, respectively.

14.	RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, the Company had a receivable of approximately $2.5 million and $2.4 million, respectively, primarily related to monitoring fees paid on behalf of Parent, to certain of Parent’s members (ACON Milagro Investors, LLC, Milagro Investors, LLC and West Coast Milagro Partners, LLC) in 2008 and 2007, which are recognized as an advance to affiliates in the accompanying balance sheet.

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

16.	SUBSEQUENT EVENTS

On October 3, 2012, the Company entered into a consulting agreement (the “Consulting Agreement”) with its Parent, and Sequitur Energy Management II, LLC (“Sequitur”). Under the Consulting Agreement, Sequitur will provide the Company with operational advice and expertise and will also be available to assist in the management of the oil and natural gas assets of the Company and its subsidiaries.

The Consulting Agreement provides Sequitur a fixed fee of approximately $1.8 million per year during the term of the Consulting Agreement. Additionally, Sequitur is entitled to receive an incentive fee based on a formula described in the Consulting Agreement. The Company and Sequitur each have the right to terminate the Consulting Agreement upon the occurrence of certain events. Each have the right to terminate on 270 days’ notice for any reason, but if the Company terminates using such provision, it must pay Sequitur a termination fee of approximately $0.5 million, in addition to continuing to pay the fixed fee during the 270 day period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our annual report on form 10-K for the year ended December 31, 2011, as well as our quarterly reports for the periods ended March 31, 2012 and June 30, 2012, and in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an independent oil and natural gas company primarily engaged in the acquisition, exploration, exploitation, development and production of oil, NGL and natural gas reserves. We were formed in 2005 with a focus on properties located onshore in the U.S. Gulf Coast. We have acquired proved producing reserves which we believe have upside potential, implemented an active drilling, workover and recompletion program and expanded our geographic diversity by moving into the Midcontinent area.

During the nine months ended September 30, 2012, we spent approximately $24.7 million on capital expenditures, before divestitures, to support our business plan. Of this amount, we spent approximately $12.7 million to successfully drill ten gross wells and complete eight of these wells. We drilled five gross (5.0 net) and completed five gross (5.0 net) wells in the Texas Gulf Coast area, drilled two gross (0.31 net) wells in our South Texas area and drilled three gross wells (1.41 net) in our Midcontinent area. We spent approximately $9.0 million on workovers and recompletions primarily in our Texas Gulf Coast and South Louisiana areas. We spent approximately $1.6 million to continue lease acquisitions. We spent approximately $1.1 million of capital expenditures primarily related to seismic, facilities and vehicles. We spent approximately $0.3 million in excess of insurance proceeds received, related to damage from Hurricane Ike for our plugging and abandonment costs.

We contemplate spending approximately an additional $4.5 million in the remainder of 2012 to support our business plan. We are planning to complete one carryover well and drill or participate in up to five additional wells during the remainder of 2012, including one non-operated development well and one non-operated exploratory well in our South Texas area; one operated exploratory well, one non-operated exploratory well and one non-operated development well in our Southeast area, as well as planning on workover and recompletion projects of existing wells. Our original 2012 capital budget of approximately $54.2 million included approximately $25.0 million for acquisitions. However, we do not anticipate using the funds and therefore revised our 2012 capital budget to remove the capital associated with acquisitions, leaving us with a 2012 budget of approximately $29.2 million which was approved by the board. In light of the price volatility we have experienced this year, we are constantly evaluating the deployment of our capital. See “Liquidity and Capital Resources” for more on our capital expenditures.

We expect to fund our acquisition, exploration, exploitation and development activities from a variety of sources, including through cash flow from operations, borrowings under our 2011 Credit Facility, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. However, we expect that future significant acquisitions will require funding, at least in part, from the proceeds of the issuance of debt and/or equity securities. See “Liquidity and Capital Resources” for more discussion.

Sources of Our Revenues

We derive our revenues from the sale of oil, NGL and natural gas that are produced from our properties. Our revenues are a function of the production volumes we sell and the prevailing market prices at the time of sale. Under the terms and conditions of our 2011 Credit Facility, we are required to obtain commodity derivatives for at least 50% but no more than 90% of our monthly forecasted proved developed producing (“PDP”) production by product. We are permitted to use zero-cost collars and out-right swaps with approved counterparties to meet this requirement. We have also entered into basis swaps (Light Louisiana Sweet vs. West Texas Intermediate) and the volumes relative to these contracts are not counted towards the percent of PDP under commodity derivative contracts. The approved counterparties are limited to those financial institutions that participate in the 2011 Credit Facility. As of September 30, 2012, we had the following oil, NGL and natural gas commodity derivative positions:

% of PDP Hedged

Year	Oil	Natural Gas	NGL
2012	89.4%	89.3%	85.6%
2013	89.0%	53.6%	55.6%
2014	61.0%	65.6%	55.3%

In our effort to achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to manage risk of future sales prices on a portion of our oil, NGL and natural gas production. As of September 30, 2012, we had commodity derivative contracts in place for 493.0 MBoe from October 1, 2012, through the end of 2012, 1,227.3 MBoe during 2013 and 950.5 MBoe during 2014. Based on the expected production set forth in our June 30, 2012 reserve report, we have derivative contracts for approximately 67.8% of our cumulative forecasted 2012, 2013 and 2014 PDP production as of September 30, 2012. For the nine months ended September 30, 2012, we had commodity derivative revenues of approximately $9.1 million, which is comprised of approximately $17.6 million in realized gains and approximately $8.5 million of unrealized losses. The use of certain types of derivative instruments may prevent us from realizing the benefit of upward price movements for the portion of the production that is hedged.

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

Interest. We have relied on a combination of debt financings to fund our short term liquidity and a portion of our long term financing needs. On September 30, 2012, we had approximately $114.0 million of LIBOR-based floating rate indebtedness and base rate indebtedness outstanding under our 2011 Credit Facility and $250 million of the Senior Secured Second Lien Notes due 2016 (the “Notes”) outstanding. In addition, our Series A preferred stock carries a non-cash cumulative dividend with a coupon of 12% per annum.

The 2011 Credit Facility provided for a borrowing base of $165 million at September 30, 2012. A borrowing base redetermination was conducted in October of 2012 and will be reduced from $165 million to $135 million on a staggered basis over a six month period. The redetermination was effective starting November 1, 2012 and the borrowing base amount will reduce by $5.0 million per month for the following six months, ending at $135 million in April 2013. Interest on the 2011 Credit Facility is calculated based on floating rates of LIBOR and Base Rate with a sliding margin that reflects usage under the facility. The higher the usage of the 2011 Credit Facility, the higher the interest margin is over the floating rate index. We expect to continue to utilize indebtedness to grow and, as a result, expect to continue to pay interest throughout the term of the Notes (as described in “Liquidity and Capital Resources – Capital Resources”). On September 30, 2012, we had approximately $358.9 million outstanding of total indebtedness.

Income Taxes. We recorded no income tax benefit or expense for the nine months ended September 30, 2012. Prior to 2011, we increased our valuation allowance and reduced our net deferred tax assets to zero, after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2012.

As of September 30, 2012, we had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2012.

Oil, NGL and Natural Gas Reserves

Our estimated total net proved reserves of oil, NGL and natural gas as of September 30, 2012 and 2011 were as follows:

	As of September 30,
	2012	% Change	2011
Estimated Net Proved Reserves:
Oil (MMBbls)	10.6	12%	9.5
NGL (MMBbls)	4.7	18%	4.4
Natural Gas (Bcf)	110.6	(22)%	141.0

Total oil equivalent (MMBoe)	33.7	(10)%	37.4
Proved developed reserves as a percentage of net proved reserves	60%		64%

Our estimated total net proved reserves decreased in the period ended September 30, 2012 as compared to the same period in 2011 by 3.7 MMBoe or a 10% decrease. The decrease was primarily due to production and price decreases.

Results of Operations

The following discussion is of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. Comparative results of operations for the periods indicated are discussed below.

Sales Volumes

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
Oil (MBbls)	213	14%	187
NGL (MBbls)	63	9%	58
Natural gas (MMcf)	2,169	(20)%	2,726

Total (MBoe)	638	(9)%	699
Average daily production volumes (MBoe/d)(a)	6.9	(9)%	7.6

(a)	Average daily production volumes calculated based on a 365-day year

For the three months ended September 30, 2012, our net equivalent production volumes decreased by 9% to 638 MBoe (6.9 MBoe/d) from 699 MBoe (7.6 MBoe/d) in 2011. Our production volumes in 2012, as compared to 2011, decreased primarily as a result of the natural decline in production and the delay of scheduled gas drilling projects due to marginal natural gas prices. Natural gas represented approximately 57% and 65% of our total production in the three months ended September 30, 2012 and 2011, respectively.

Revenues. The following tables show (1) our revenues from the sale of oil, NGL and natural gas and (2) the impact of changes in price and sales volumes on our oil, NGL and natural gas revenues during the three months ended September 30, 2012 and 2011. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Three Months Ended September 30,
	2012	% Change	2011
	(In thousands)
Oil revenues:
Oil revenues	21,540	19%	$18,157
Oil derivative settlements	(1,173)	161%	(450)

Oil revenues including oil derivative settlements	20,367	15%	17,707
NGL revenues:
NGL revenues	1,801	(37)%	2,857
NGL derivative settlements	1,697	(2671)%	(66)

NGL revenues including derivative settlements	3,498	25%	2,791
Natural gas revenues:
Natural gas revenues	5,906	(47)%	11,098
Natural gas derivative settlements	6,434	176%	2,331

Natural gas revenues including derivative settlements	12,340	(8)%	13,429
Oil, NGL and natural gas revenues:
Oil, NGL and natural gas revenues	29,247	(9)%	32,112
Oil, NGL and natural gas derivative settlements	6,958	283%	1,815

Oil, NGL and natural gas revenues including derivative settlements	36,205	7%	33,927
Oil, NGL and natural gas derivative unrealized gains	(16,406)	(168)%	24,068

Oil, NGL and natural gas revenues including derivative settlements and unrealized gains	19,799	(66)%	57,995

Total revenues	19,799	(66)%	$57,995

Change from Three Months Ended September 30, 2011 to Three Months Ended September 30, 2012
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$754
Sales volume variance impact	2,629

Total change	3,383
Change in revenues from the sale of NGL:
Price variance impact	(1,227)
Sales volume variance impact	172

Total change	(1,055)
Change in revenues from the sale of natural gas:
Price variance impact	$(3,680)
Sales volume variance impact	(1,512)

Total change	(5,192)
Change in revenues from the sale of oil, NGL and natural gas:
Price variance impact	$(4,153)
Volume variance impact	1,289
Cash settlement of commodity derivative contracts	5,143
Unrealized gains (losses) due to commodity derivative contracts	(40,473)

Total change	$(38,194)

	Three Months Ended September 30,
	2012	% Change	2011
Oil price:
Oil price per Bbl	101.13	4%	$97.10
Oil derivative settlements per Bbl	(5.51)	129%	(2.41)

Oil revenues including oil derivative settlements per Bbl	95.62	1%	$94.69
NGL price:
NGL price per Bbl	28.59	(43)%	$50.12
NGL derivative settlements per Bbl	26.93	(2,422)%	(1.16)

NGL price including derivative settlements per Bbl	55.52	14%	$48.96
Natural gas price:
Natural gas price per Mcf	2.72	(33)%	$4.07
Natural gas derivative settlements per Mcf	2.97	245%	0.86

Natural gas price including derivative settlements per Mcf	5.69	15%	$4.93
Oil, NGL and natural gas price per BOE:
Oil, NGL and natural gas price per BOE	45.84	0%	$45.94
Oil, NGL and natural gas derivative settlements per BOE	10.90	320%	2.60

Oil, NGL and natural gas price including derivative settlements per BOE	56.74	17%	$48.54
Oil, NGL and natural gas derivative unrealized gains per BOE	(25.71)	(175)%	34.43

Oil, NGL and natural gas price including derivative settlements and unrealized gains per BOE	31.03	(63)%	$82.97

Total price per BOE	31.03	(63)%	$82.97

Our oil, NGL and natural gas revenues, including derivatives settlements and unrealized derivative gains, for the three months ended September 30, 2012 decreased approximately $38.2 million, or 66%, from approximately $58.0 million to approximately $19.8 million, when compared to the same period in 2011. Our oil, NGL and natural gas revenues for the three months ended September 30, 2012 decreased by approximately $2.9 million from approximately $32.1 million to approximately $29.2 million. This decrease related to lower prices of NGL and natural gas of approximately $4.9 million and lower natural gas production of approximately $1.5 million, which was partially offset by higher oil prices of approximately $0.8 million and higher oil and NGL production which increased revenue by approximately $2.8 million. Our derivative loss was approximately $9.4 million for the three months ended September 30, 2012, as compared to our derivative revenues of approximately $25.9 million for the prior period. The decrease in commodity derivative revenues was due to a decrease in unrealized gains of approximately $40.5 million due to prices increases, which was offset by increased gains on settled contracts of approximately $5.1 million.

Production costs. Per unit production cost for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 increased $2.69/Boe, or 16%, and total production costs for the 2012 period, as compared to the 2011 period, increased by approximately $0.7 million, or 6%. Our per unit and total production costs for the three months ended September 30, 2012 and 2011 are as set forth below.

	Unit-of-Production (Per Boe Based on Sales Volumes) Three Months Ended September 30,
	2012	% Change	2011
Production costs:
Gathering & transportation	$0.62	17%	$0.53
Operating & maintenance	13.00	21%	10.70
Workover expenses	0.92	(24)%	1.21

Lease operating expenses	14.54	17%	12.44
Remediation expenses	—	(100)%	0.01
Taxes other than income	4.33	16%	3.74

Production costs	$18.87	16%	$16.19

	Production Costs
	Three Months Ended September 30,
	2012	% Change	2011
	(In thousands)
Production costs:
Gathering & transportation	$393	6%	$371
Operating & maintenance	8,291	11%	7,477
Workover expenses	585	(31)%	847
Lease operating expenses	9,269	7%	8,695
Remediation expenses	—	(100)%	5
Taxes other than income	2,764	6%	2,611

Production costs	$12,033	6%	$11,311

Gathering and transportation costs for the three months ended September 30, 2012 and September 30, 2011 were approximately $0.4 million.

Operating and maintenance expenses for the three months ended September 30, 2012 were approximately $8.3 million, compared to approximately $7.5 million in the 2011 period, an increase of approximately $0.8 million, or 11%. This increase in operating and maintenance expenses was due primarily to higher cost associated with pressure safety valve inspections and other repair costs.

Workover expenses for the three months ended September 30, 2012 were approximately $0.6 million, compared to approximately $0.8 million in the 2011 period, a decrease of approximately $0.2 million, or 31%. This decrease in workover expenses was due primarily to a decrease in the number and cost of our workovers in 2012 as compared to 2011.

Taxes other than income for the three months ended September 30, 2012 were approximately $2.8 million, compared to approximately $2.6 million in the 2011 period, an increase of approximately $0.2 million, or 6%. This increase in taxes was due to higher actual ad valorem taxes incurred in the current year.

General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the expenses of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$4,500	4%	$4,328
Capitalized general and administrative expenses	1,149	2%	1,128

General and administrative expenses — net	$3,351	5%	$3,200

General and administrative expenses — gross $ per Boe	$7.05	14%	$6.19

Our gross general and administrative expenses for the three months ended September 30, 2012 were approximately $4.5 million compared to approximately $4.3 million in the same period of 2011, an increase of approximately $0.2 million, or 4%, primarily as a result of higher compensation and legal and accounting costs in 2012. After capitalization, our net general and administrative expenses increased by approximately $0.2 million, or 5%, to approximately $3.4 million. Per unit general and administrative expense increased by 14% due to lower production volumes.

Depletion of oil, NGL and natural gas properties.

	Three Months Ended September 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil, NGL and natural gas properties	$12,468	3%	$12,119
Depletion of oil, NGL and natural gas properties (per Boe)	$19.54	13%	$17.34

Our depletion expense for the three months ended September 30, 2012 was approximately $12.5 million compared to approximately $12.1 million in the same period of 2011, an increase of approximately $0.4 million, or 3%. An increase in our depletion rate, due to a higher depreciable base and lower reserves, contributed to an increase in depletion expense of approximately $1.5 million. This was offset by lower production volumes resulting in lower depletion expense of approximately $1.1 million.

Impairment of oil and natural gas properties. For the three months ended September 30, 2012, based on the average oil and natural gas prices on the first day of each month during the last twelve months ($2.82 per MMBtu for Henry Hub gas and $91.48 per Bbl for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $3.0 million to our oil and natural gas properties. An impairment of approximately $14.6 million was recorded for the nine months ended September 30, 2012 and an impairment of approximately $18.2 million was recorded for the year ended December 31, 2011.

Net interest expense. Our interest expense for the three months ended September 30, 2012 was approximately $9.2 million or a 10% increase from the approximately $8.4 million of interest expense accrued for the three months ended September 30, 2011. The increase in interest expense during 2012 from 2011 related primarily to higher interest on our 2011 Credit Facility due to a higher outstanding balance during the three months ended September 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales Volumes

	Nine Months Ended September 30,
	2012	% Change	2011
Oil (MBbls)	643	11%	577
NGL (MBbls)	192	11%	173
Natural gas (MMcf)	7,093	(18)%	8,616

Total (MBoe)	2,017	(8)%	2,186

Average daily production volumes (MBoe/d)(a)	7.4	(8)%	8.0

(a)	Average daily production volumes calculated based on a 365-day year

For the nine months ended September 30, 2012 and 2011, our net equivalent production volumes decreased by 8% to 2,017 MBoe (7.4 MBoe/d) from 2,186 MBoe (8.0 MBoe/d) in 2011. Our production volumes in 2012 as compared to 2011 decreased primarily as a result of natural decline in production and due to the delay of scheduled gas drilling projects due to marginal natural gas prices. Natural gas represented approximately 59% and 66% of our total production in the nine months ended September 30, 2012 and 2011, respectively.

Revenues. The following tables shows (1) our revenues from the sale of oil, NGL and natural gas and (2) the impact of changes in price and sales volumes on our oil, NGL and natural gas revenues during the nine months ended September 30, 2012 and 2011. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Nine Months Ended September 30,
	2012	% Change	2011
	(In thousands)
Oil revenues:
Oil revenues	$67,678	17%	$57,969
Oil derivative settlements	(2,704)	(50)%	(5,425)

Oil revenues including oil derivative settlements	64,974	24%	52,544
NGL revenue:
NGL revenues	7,018	(13)%	8,078
NGL derivative settlements	2,116	(3306)%	(66)

NGL revenues including derivative settlements	9,134	14%	8,012
Natural gas revenues:
Natural gas revenues	17,157	(52)%	35,530
Natural gas derivative settlements	18,230	1%	18,039

Natural gas revenues including derivative settlements	35,387	(34)%	53,569
Oil, NGL and natural gas revenues:
Oil, NGL and natural gas revenues	91,853	(10)%	101,577
Oil, NGL and natural gas derivative settlements	17,642	41%	12,548

Oil, NGL and natural gas revenues including derivative settlements	109,495	(4)%	114,125
Oil, NGL and natural gas derivative unrealized gains (losses)	(8,542)	(187)%	9,770

Oil, NGL and natural gas revenues including derivative settlements and unrealized gains (losses)	100,953	(19)%	123,895

Total revenues	$100,953	(19)%	$123,895

Change from Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2012
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$2,758
Sales volume variance impact	6,951

Total change	9,709
Change in revenues from the sale of NGL:
Price variance impact	$(1,754)
Sales volume variance impact	694

Total change	(1,060)
Change in revenues from the sale of natural gas:
Price variance impact	$(14,647)
Sales volume variance impact	(3,726)

Total change	(18,373)
Change in revenues from the sale of oil, NGL and natural gas:
Price variance impact	$(13,643)
Volume variance impact	3,919
Cash settlement of commodity derivative contracts	5,094
Unrealized gains due to commodity derivative contracts	(18,312)

Total change	$(22,942)

	Nine Months Ended September 30,
	2012	% Change	2011
Oil price:
Oil price per Bbl	$105.25	5%	$100.47
Oil derivative settlements per Bbl	(4.21)	(55)%	(9.40)

Oil revenues including oil derivative settlements per Bbl	$101.04	11%	$91.07
NGL price:
NGL revenues	$36.55	(22)%	$46.69
NGL derivative settlements per Bbl	11.02	(3,000)%	(0.38)

NGL revenues including derivative settlements	$47.57	3%	$46.31
Natural gas price:
Natural gas per Mcf	$2.42	(41)%	$4.12
Natural gas derivative settlements per Mcf	2.57	23%	2.09

Natural gas revenues including derivative settlements per Mcf	$4.99	(20)%	$6.21
Oil, NGL and natural gas price per BOE:
Oil, NGL and natural gas revenues per BOE	$45.54	(2)%	$46.46
Oil, NGL and natural gas derivative settlements per BOE	8.75	52%	5.74

Oil, NGL and natural gas revenues including derivative settlements per BOE	$54.29	4%	$52.20
Oil, NGL and natural gas derivative unrealized gains per BOE	(4.24)	(195)%	4.47

Oil, NGL and natural gas revenues including derivative settlements and unrealized gains per BOE	$50.05	(12)%	$56.67

Total price per BOE	$50.05	(12)%	$56.67

Our oil, NGL and natural gas revenues, including derivatives settlements and unrealized derivative gains (losses), for the nine months ended September 30, 2012 decreased by approximately $22.9 million, or 19%, from approximately $123.9 million to approximately $101.0 million, when compared to the same period in 2011. Our oil, NGL and natural gas revenues for the nine months ended September 30, 2012 decreased by approximately $9.7 million, from approximately $101.6 million to approximately $91.9 million. This decrease related to lower prices of NGL and natural gas of approximately $14.0 million and lower production of natural gas of approximately $6.3 million, which was partially offset by higher oil prices of approximately $3.1 million and higher production of oil and NGL, which increased revenue by approximately $7.5 million. Our derivative revenue was approximately $9.1 million for the nine months ended September 30, 2012, as compared to approximately $22.3 million for the 2011 period. The decrease in derivative revenues was due to a decrease in unrealized gains of commodity derivatives of approximately $18.3 million due to price increases, which was offset by an increase in realized gains of commodity derivatives of approximately $5.1 million.

Production costs. Production volumes in the nine months ended September 30, 2012 decreased 8% as compared to the same period in 2011 from 2,186 MBoe to 2,017 MBoe. Per unit production cost in 2012 increased by $1.46/Boe, or 9%, and total production costs in 2012 increased by approximately $0.1 million, as compared to 2011. Our per unit and total production costs for the nine months ended September 30, 2012 and 2011 are as set forth below.

	Unit-of-Production (Per Boe Based on Sales Volumes) Nine Months Ended September 30,
	2012	% Change	2011
Production costs:
Gathering & transportation	$0.59	20%	$0.49
Operating & maintenance	12.51	10%	11.33
Workover expenses	0.95	(3)%	0.98

Lease operating expenses	14.05	10%	12.80
Remediation expenses	0	(100)%	0.91
Taxes other than income	4.27	36%	3.15

Production costs	$18.32	9%	$16.86

	Production Costs
	Nine Months Ended September 30,
	2012	% Change	2011
	(In thousands)
Production costs:
Gathering & transportation	$1,195	12%	$1,068
Operating & maintenance	25,228	2%	24,766
Workover expenses	1,917	(11)%	2,149

Lease operating expenses	28,340	1%	27,983
Remediation expenses	—	(100)%	1,988
Taxes other than income	8,616	25%	6,895

Production costs	$36,956	0%	$36,866

Gathering and transportation costs for the nine months ended September 30, 2012 were approximately $1.2 million, compared to approximately $1.1 million in 2011, an increase of approximately $0.1 million, or 12%.

Operating and maintenance expenses for the nine months ended September 30, 2012 were approximately $25.2 million, compared to approximately $24.8 million in the same period of 2011, an increase of approximately $0.4 million, or 2%. This increase in operating and maintenance expenses was due to higher labor and maintenance cost, which was partially offset by lower legal costs.

Workover expenses for the nine months ended September 30, 2012 were approximately $1.9 million, compared to approximately $2.1 million in the same period in 2011. The decrease of approximately $0.2 million is related to the reduction in the number of workovers performed in 2012 compared to 2011.

Environmental remediation expenses for the nine months ended September 30, 2011 were approximately $2.0 million and were incurred in 2011 as a result of a litigation settlement. There were no remediation costs incurred in the nine months ended September 30, 2012.

Taxes other than income for the nine months ended September 30, 2012 were approximately $8.6 million, compared to approximately $6.9 million in the same period of 2011, an increase of approximately $1.7 million or 25%. This increase in taxes was due primarily to higher actual ad valorem taxes incurred in the current year.

General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the expenses of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$11,871	(14)%	$13,841
Capitalized general and administrative expenses	2,684	(24)%	3,519

General and administrative expenses — net	$9,187	(11)%	$10,322

General and administrative expenses — gross $ per Boe	$5.89	(7)%	$6.33

Our gross general and administrative expenses for the nine months ended September 30, 2012 were approximately $11.9 million compared to approximately $13.8 million in the same period of 2011, a decrease of approximately $1.9 million, or 14%, primarily as a result of reduced compensation costs and lower legal and accounting costs related to our indebtedness. After capitalization, our net general and administrative expenses decreased by approximately $1.1 million, or 11%, to approximately $9.2 million. Per unit general and administrative expense decreased by 7% due to lower compensation and bonuses in 2012 and lower legal and accounting costs related to our indebtedness. This was offset by a decrease in production volumes.

Depletion of oil, NGL and natural gas properties.

	Nine Months Ended September 30,
	2012	% Change	2011
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil, NGL and natural gas properties	$38,114	3%	$36,898
Depletion of oil, NGL and natural gas properties (per Boe)	$18.89	12%	$16.88

Our depletion expense for the nine months ended September 30, 2012 was approximately $38.1 million compared to approximately $36.9 million in the same period of 2011, an increase of approximately $1.2 million, or 3%. An increase in our depletion rate, due to a higher depreciable base and lower reserves attributed to an increase in depletion expense of approximately $4.4 million. This was offset by lower production volumes resulting in lower depletion expense of approximately $3.2 million.

Impairment of oil and natural gas properties. For the nine months ended September 30, 2012, we reported an impairment of approximately $14.6 million to our oil, NGL and natural gas properties. The impairment occurred and was recorded in part in the first and in part in the third quarter of 2012. As of March 31, 2012, based on the average oil and natural gas prices in effect on the first day of each month during the first three months of 2012 and last nine month of 2011 ($3.53 per MMBtu for Henry Hub gas and $94.65 per Bbl for West Texas Intermediate oil, adjusted for differentials), the unamortized coast of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $11.6 million to our oil and natural gas properties. As of September 30, 2012, based on the average oil and natural gas prices effect on the first day of each month during the first nine months of 2012 and the last three months of 2011 ($2.82 per MMBtu for Henry Hub and $91.48 per Bbl for west Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $3.0 million to our oil and natural gas properties. An impairment of approximately $14.6 million was recorded for the nine months ended September 30, 2012 and an impairment of approximately $18.2 million was recorded for the year ended December 31, 2011.

Net interest expense. Our interest expense for the nine months ended September 30, 2012 was approximately $27.0 million as compared to approximately $32.5 million for the same period in 2011. Total interest expense for the nine months ended September 30, 2012 benefited from our converting the Series A preferred from a debt instrument to mezzanine equity. This was partially offset by the increase in interest expense due to the assumption of a higher coupon on the Notes issued in May 2011.

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

Sources and Uses of Cash

The table below summarizes our sources and uses of cash during the periods indicated.

	Nine Months Ended September 30,
	2012	% Change	2011
	(In thousands)
Net loss	$(28,311)	(604)%	$5,618
Non-cash items	68,194	69%	40,435
Changes in working capital and other items	1,123	(39)%	1,856

Net cash provided by operating activities	41,006	(14)%	47,909
Net cash used in investing activities	(25,445)	(70)%	(83,910)
Net cash (used in) provided by financing activities	(24,115)	(201)%	23,910

Net decrease in cash and cash equivalents	$(8,554)	(29)%	$(12,091)

Analysis of net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2012 were approximately $41.0 million, as compared to approximately $47.9 million for the same period in 2011, an approximately $6.9 million, or 14%, decrease. The decrease in net cash provided by operating activities from 2011 to 2012 was primarily due to approximately $4.6 million of lower revenues and higher operating costs of approximately $1.6 million, which decreased operating cash flow activities by approximately $6.2 million. This decrease was also related to working capital changes of approximately $0.7 million in 2012 compared to 2011.

Analysis of net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2012 was approximately $25.4 million, compared to approximately $83.9 million in the same period in 2011, an approximately $58.5 million, or 70%, decrease. The decrease relates primarily to a reduction in drilling of approximately $28.4 million due to declines in gas prices and acquisitions of approximately $29.7 million and the receipt of approximately $4.4 million of insurance proceeds related to the 2011 flooding of our West Lake Verrett properties and damages caused by Hurricane Ike.

Analysis of net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2012 was approximately $24.1 million as compared to approximately $23.9 million of cash provided by financing activities for the same period in 2011, a decrease of approximately $48.0 million, or 201%. This decrease reflected the additional repayment of borrowings, net of proceeds, of approximately $24.0 million in 2012 as compared to proceeds, net of payments, of approximately $33.2 million in 2011. This decrease was partially offset by approximately $9.2 million of lower financing activities primarily related to deferred financing costs.

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

We contemplate spending approximately an additional $4.5 million in the remainder of 2012 to support our business plan. We are planning to complete the one carryover wells and drill or participate in up to five additional wells during the remainder of 2012, including one non-operated development well and one non-operated exploration well in our South Texas area, one operated exploratory well and two non-operated exploratory well and one non-operated development well in our Southeast area, as well as planning on workover and recompletion projects of existing wells. Our original 2012 capital budget of approximately $54.2 million included approximately $25.0 million for acquisitions. However, we do not anticipate using the funds and therefore revised our 2012 capital budget to remove the capital associated with acquisitions, leaving us with a 2012 budget of approximately $29.2 million which was approved by the board. In light of the price volatility we have experienced this year, we are constantly evaluating the deployment of our capital. See “Liquidity and Capital Resources” for more on our capital expenditures.

Capital resources

Cash. As of September 30, 2012 and December 31, 2011, we had approximately $0.8 million and $9.4 million of cash and cash equivalents, respectively.

First Lien Credit. During 2011, we entered into a $300 million Amended and Restated First Lien Credit Agreement that matures in November 2014. The initial borrowing base for the 2011 Credit Facility was established at $170 million with semi-annual re-determinations to begin in November 2011. As of September 30, 2012, the borrowing base was $165 million. A borrowing base redetermination was conducted in October of 2012 and will be reduced from $165 million to $135 million on a staggered basis over a six month period. The redetermination was effective starting November 1, 2012 and the borrowing base amount will reduce by $5 million per month for the following six months, ending at $135 million in April 2013. Amounts outstanding, under the 2011 Credit Facility bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the 2011 Credit Facility are secured by all of our oil, NGL and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 1.64 as of September 30, 2012), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.74 as of September 30, 2012), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.13 as of September 30, 2012) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.32 as of September 30, 2012). The maximum leverage ratio will reduce to 4.00 to 1.0 as of March 31, 2013 and all periods thereafter. The Company is currently exploring a range of alternatives to be in compliance with the financial covenant at the applicable dates. Unless the Company is able to execute one or more of these alternatives, the Company’s maximum leverage ratio may not meet the reduced threshold in the covenants beginning on March 31, 2013. In that event, the Company would have to seek a waiver or amendment to these agreements and, if not granted, the lenders could declare a default and the Company will not be able to borrow additional funds under the facility. Accordingly, there is substantial doubt of the Company’s ability to continue as a going concern.

In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt and liens, changes of control and asset sales. At September 30, 2012, we are not aware of any instances of noncompliance with the financial covenants governing the 2011 Credit Facility.

Senior Secured Second Lien Notes. During 2011, we issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million. The Notes carry a stated interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness, which includes the 2011 Credit Facility. The balance is presented net of unamortized discount of $5.1 million at September 30, 2012.

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

Outlook

Since the beginning of the year, natural gas prices have been highly volatile and have fallen to levels as low as $1.95/Mcf. In this environment, we did not include operated natural gas drilling opportunities in our 2012 capital budget and continue to believe this is the prudent course of action. While natural gas prices have recovered somewhat from the lows experienced in the quarter ended June 30, 2012, we continue to focus all of our exploration and development efforts on developing additional oil weighted opportunities in our existing portfolio. This would include both workover/recompletions of existing wells and new prospects. Since approximately 59% of our current daily production is natural gas, and is subject to typical Gulf Coast annual declines of 20%, we believe there is a high likelihood of reduced annual production from our existing portfolio, as compared to our prior year performance.

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

As of September 30, 2012, we had approximately $51.0 million of available borrowing capacity under our 2011 Credit Facility. See “Liquidity and Capital Resources” for more discussion on our borrowing base and debt covenants.

For the nine months ended September 30, 2012, we realized approximately $17.6 million in gains under our commodity derivative agreements. Based on the NYMEX strip pricing for oil, NGL and natural gas as of September 30, 2012, we expect to realize approximately $1.6 million of commodity derivative gains during the last three months of 2012.

For 2012, our revised capital program is budgeted at approximately $29.2 million, which we believe is sufficient to maintain current operations and replace 100% of our annual production. For the three months ending December 31, 2012, our revised 2012 capital budget contemplates spending approximately $4.5 million in connection with the completion of one carryover well and drill or participate in up to five additional wells including one non-operated development well and one non-operated exploratory well in our South Texas area, and one operated exploratory well and one non-operated exploratory well and one non-operated development well in our Southeast area, as well as planning on workover and recompletion projects of existing wells. The table below sets forth our revised 2012 capital budget activity.

	2012 Budget(a)	Amount Spent Through September 30, 2012	Amount Remaining(b)
	(In millions)
Drilling	$14.2	$12.7	$1.5
Workovers and recompletions	11.3	9.0	2.3
Geological, geophysical, leasing and seismic	1.2	1.9	(0.7)
Plugging and abandonment	1.5	0.3	1.2
Facilities, vehicles and other	1.0	0.8	0.2

Total operations capital budget	$29.2	$24.7	$4.5

(a)	Revised 2012 capital budget approved by our Board of Directors.
(b)	Calculated based upon the 2012 capital budget less amounts spent through September 30, 2012.

The final determination with respect to our revised 2012 budgeted capital expenditures will depend on a number of factors, including:

•	changes in commodity prices;

•	changes in service and materials costs, including from the sharing of costs through the formation of joint ventures with other oil, NGL and natural gas companies;

•	production from our existing producing wells;

•	the results of our current exploration, exploitation and development drilling efforts;

•	economic and industry conditions at the time of drilling;

•	our liquidity and the availability of financing; and

•	properties for sale at an attractive price and rate of return.

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

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures — Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We are currently evaluating the potential impact of this adoption but expect that the adoption of this standard will have no impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates that affect the interest paid on borrowings under the 2011 Credit Facility. We are not party to any interest rate hedging arrangements that would mitigate the risk of increasing interest rates. The interest paid on the Notes is fixed at 10.500% per annum and is not subject to changes in floating interest rates. Based on our current capital structure at September 30, 2012, a 1% increase in interest rates would increase interest expense by approximately $1.1 million per year, based on our approximately $114.0 million of floating rate indebtedness and base rate indebtedness outstanding under our 2011 Credit Facility that would be affected by such a movement in interest rates.

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

As of September 30, 2012
Oil collars
Volumes (Bbls)	433,156
Average floor price (per Bbl)	$83.03
Average ceiling price (per Bbl)	$93.84

Loss upon settlement	$(1,957,848)

Oil swaps
Volumes (Bbls)	62,016
Average swap price (per Bbl)	$98.88

Gain upon settlement	$784,196

LLS-WTI Basis swaps
Volumes (Bbls)	217,200
Average swap price (per Bbl)	$9.87

Loss upon settlement	$(1,530,144)

Total oil loss upon settlement	$(2,703,796)

Natural gas collars
Volumes (Mcf)	2,925,000
Average floor price (per Mcf)	$4.98
Average ceiling price (per Mcf)	$6.03

Gain upon settlement	$9,009,500

Natural gas swaps
Volumes (Mcf)	2,624,064
Average swap price (per Mcf)	$3.74

Gain upon settlement	$9,219,284

Total natural gas gain upon settlement	$18,228,784

NGL swaps
Volumes (Mcf)	147,733
Average swap price (per Mcf)	$51.30
Gain upon settlement	$2,116,288

Total NGL gain upon settlement	$2,116,288

Total oil, NGL and natural gas gain upon settlement	$17,641,276

The following commodity derivative contracts were in place as of September 30, 2012:

Natural Gas	Type	Mmbtu/Mo or Avg Mmbtu/Mo	Price/Mmbtu
Oct-12 – Dec-12	Collar	150,000	$6.50 – $8.10
Oct-12 – Dec-12	Collar	50,000	4.25 – 5.35
Oct-12 – Dec-12	Collar	125,000	3.45 – 3.81
Oct-12 – Dec-12	Swap	75,000	5.15
Oct-12 – Dec-12	Swap	53,990	3.04
Oct-12 – Dec-12	Swap	115,610	5.00
Jan-13 – Dec-13	Collar	90,000	3.50 – 5.75
Jan-13 – Dec-13	Swap	100,000	4.66
Jan-13 – Dec-14	Swap	100,000	3.79
Jan-14 – Dec-14	Collar	40,000	5.10 – 6.20
Jan-14 – Nov-14	Collar	73,820	4.50 – 6.15
Jan-14 – Dec-14	Swap	75,000	3.82
Jan-14 – Dec-14	Swap	40,000	4.52

Oil		Volume	Price
Oct-12 – Dec-12	Collar	10,000	$80.00 – $ 93.24
Oct-12 – Dec-12	Collar	25,081	80.00 – 86.00
Oct-12 – Dec-12	Collar	5,000	90.00 – 96.50
Oct-12 – Dec-12	Collar	7,837	92.00 – 102.05
Oct-12 – Dec-13	Swap	9,190	94.95
Oct-12 – Dec-12	Basis Swap	15,333	6.60
Oct-12 – Dec-12	Basis Swap	24,533	10.75
Jan-13 – Dec-13	Collar	8,000	92.00 – 102.95
Jan-13 – Dec-14	Collar	2,000	92.00 – 100.00
Jan-13 – Dec-14	Collar	2,000	90.00 – 97.00
Jan-13 – Dec-14	Collar	2,000	93.00 – 101.00
Jan-13 – Dec-14	Collar	2,000	91.00 – 97.00
Jan-13 – Dec-14	Collar	3,000	91.00 – 98.00
Jan-13 – Dec-14	Collar	2,000	92.00 – 98.00
Jan-13 – Dec-13	Collar	2,000	93.00 – 102.00
Jan-13 – Dec-13	Collar	6,000	90.00 – 111.85
Jan-13 – Dec-14	Swap	1,000	91.00
Jan-13 – Dec-14	Swap	1,000	91.50
Jan-14 – Dec-14	Collar	10,000	93.00 – 100.25

NGL		Volume	Price
Oct-12 – Dec-12	Swap	5,000	$51.00
Oct-12 – Dec-12	Swap	6,000	51.25
Oct-12 – Dec-12	Swap	2,957	52.40
Oct-12 – Dec-12	Swap	883	47.55
Jan-13 – Dec-13	Swap	8,500	38.90
Jan-14 – Dec-14	Swap	7,100	38.24

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments; trade accounts receivable and derivative instruments. We believe that we place our excess cash investments with strong financial institutions. Our receivables generally relate to customers in the oil, NGL and natural gas industry, and as such, we are directly affected by the health of the industry. During the nine months ended September 30, 2012, ten customers collectively accounted for 77% of our oil, NGL and natural gas revenues and during the nine months ended September 30, 2011, ten customers collectively accounted for 70% of our oil, NGL and natural gas revenues. This concentration increases our credit risk. We seek to mitigate our credit risk by, among other things, monitoring customer creditworthiness. Shell Trading (US) Company accounted for 22% and Enterprise Crude Oil, LLC accounted for 18% of total sales during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, Shell Trading (US) Company accounted for 18% and Enterprise Crude Oil, LLC accounted for 16% of total sales. No other customer accounted for more than 10% of total sales during either period.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, completed an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended and determined that our disclosure controls and procedures were not effective as of September 30, 2012. We have identified certain material weaknesses in our internal control over financial reporting related to inconsistent or ineffective financial statement review and preparation and insufficient financial reporting resources in our internal control over financial reporting primarily related to a lack of financial and personnel resources. To remediate these issues, our management intends to retain the services of additional third party accounting personnel as well as to modify existing internal controls in a manner designed to ensure future compliance. However, we are unable to predict the timing or expense to take these actions. Our management currently believes the additional accounting resources expected to be retained for the purposes of being an SEC reporting company will remediate the weakness with respect to insufficient personnel. In addition, we have identified a material weakness as we had no controls in place related to the safeguarding of certain assets (specifically emission credits). To remediate this material weakness, we have established internal controls subsequent to September 30, 2012 that segregate duties between the purchase and sale of emission credits, require an appropriate approval by persons with relevant authority, and require the periodic reconciliation of emission credit accounts with the applicable governing agency that tracks transaction activity.

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

As of September 30, 2012, we had approximately $358.9 million in outstanding indebtedness and had approximately $51.0 million of available borrowing capacity under our amended and restated first lien credit agreement. Our level of indebtedness will have several important effects on our operations, including:

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

We recorded a net loss for the nine months ended September 30, 2012 and the years ended December 31, 2011, 2010 and 2009 of $28.3 million and $23.6 million, $70.6 million and $8.6 million, respectively. We cannot assure you that our current level of operating results will continue or improve. Our activities could require additional equity or debt financing. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and natural gas, rates of production, timing of capital expenditures and drilling success. Negative changes in these variables could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1 Consulting Agreement among Milagro Oil & Gas, Inc., Milagro Holdings, LLC and Sequitur Energy Management II, LLC dated October 3, 2012.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those in Part II, Section 1A of this quarterly report on Form 10-Q and the section entitled “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011 and quarterly reports on form 10-Q for the period ended March 31, 2012 and June 30, 2012. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

SIGNATURES

Milagro Oil & Gas. Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILAGRO OIL & GAS, INC.

Date: November 13, 2012	By:	/s/ James G. Ivey
James G. Ivey
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Robert D. LaRocque
Robert D. LaRocque
Chief Financial Officer and Treasurer