Form 10-K/A
period 2012-12-31
MILAGRO OIL & GAS, INC.
filed 2013-04-02
CIK 1530796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 2, 2013, there were 280,400 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013 (the “Form 10-K”), is solely to file Exhibits 23.1 and 99.1 that were inadvertently omitted from the Form 10-K.   Exhibit 23.1 is the consent of W.D. Von Gonten & Co. (“Von Gonten”), our independent reserve engineers, and Exhibit 99.1 is the reserve report letter prepared by Von Gonten as of December 31, 2012 and dated March 5, 2013.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

TABLE OF CONTENTS

PART IV. OTHER INFORMATION

Item 15. Exhibits

SIGNATURES

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

21.1	Subsidiaries of Milagro Oil & Gas, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Milagro Oil & Gas, Inc. filed on March 29, 2013).

23.1*	Consent of W.D. Von Gonten &Co.

31.1	Certification of Principal Executive Officer. pursuant to Rule 13a-14(a)/Rule 15d-4(a) promulgated under the Securities Exchange Act of 1934, as amended. (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K of Milagro Oil & Gas, Inc. filed on March 29, 2013).

31.2
Certification of Principal Financial Officer. pursuant to Rule 13a-14(a)/Rule 15d-4(a) promulgated under the Securities Exchange Act of 1934, as amended. (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K of Milagro Oil & Gas, Inc. filed on March 29, 2013).

32.1
Certification of Principal Executive Officer. pursuant to Rule 13a-14(b)/Rule 15d-4(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of Milagro Oil & Gas, Inc. filed on March 29, 2013).

32.2
Certification of Principal Financial Officer. pursuant to Rule 13a-14(b)/Rule 15d-4(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code. (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of Milagro Oil & Gas, Inc. filed on March 29, 2013).

99.1*	Reserve report letter as of December 31, 2012, as prepared by W.D. Von Gonten & Co.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILAGRO OIL & GAS, INC.

Date: April 2, 2013	By:	/s/ Gary J. Mabie
Name: Gary J. Mabie
Title: President and Chief Operating Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Gary J. Mabie	President and Chief Operating Officer	April 2, 2013
Gary J. Mabie	(Principal executive officer)

/s/ Robert D. LaRocque	Chief Financial Officer and Treasurer	April 2, 2013
Robert D. LaRocque	(Principal financial officer)

/s/ Robert D. LaRocque	Chief Financial Officer and Treasurer	April 2, 2013
Robert D. LaRocque	(Principal accounting officer)

/s/ Jonathan Ginns	Director	April 2, 2013
Jonathan Ginns

/s/ Mo Bawa	Director	April 2, 2013
Mo Bawa

/s/ Thomas J. Hauser	Director	April 2, 2013
Thomas J. Hauser

/s/ Adam Cohn	Director	April 2, 2013
Adam Cohn