Form 10-Q
period 2013-03-31
MILAGRO OIL & GAS, INC.
filed 2013-05-22
CIK 1530796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 22, 2013, there were 280,400 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I

Item 1.	Financial Statements

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,145	$2,188
Accounts receivable:
Oil, NGL and natural gas sales	20,158	19,728
Joint interest billings and other — net of allowance for doubtful accounts of $705 and $719 at March 31, 2013 and December 31, 2012, respectively	2,202	977
Derivative assets	29	873
Deferred taxes	1,382	29
Prepaid expenses and other	2,073	4,001
Total current assets	46,989	27,796
PROPERTY, PLANT AND EQUIPMENT (at cost):
Oil, NGL and natural gas properties — full cost method:
Proved properties	1,312,232	1,303,922
Unproved properties	15,323	14,971
Less accumulated depreciation, depletion and amortization	(889,253)	(877,754)
Net oil, NGL and natural gas properties	438,302	441,139
Other property and equipment – net of accumulated depreciation of $6,989 and $6,879 at March 31, 2013 and December 31, 2012, respectively	680	746
Total property plant and equipment	438,982	441,885
DERIVATIVE ASSETS	15	68
OTHER ASSETS:
Deferred financing fees, net	5,349	5,850
Advance to affiliate	2,444	2,442
Other	2,719	2,719
Total noncurrent assets	10,512	11,011
TOTAL	$496,498	$480,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$876	$4,458
Accrued liabilities	24,755	27,345
Derivative liabilities	3,820	799
Asset retirement obligation	2,734	1,882
Current debt	378,961	360,265
Deferred taxes	1,368	29
Accrued interest payable	10,823	4,558
Total current liabilities	423,337	399,336
NONCURRENT LIABILITIES:
Derivative liabilities	1,186	1,127
Asset retirement obligation	35,264	35,626
Other	1,768	1,777
Total noncurrent liabilities	38,218	38,530
MEZZANINE EQUITY
Redeemable series A preferred stock (Note 10)	235,979	235,694
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT
Common shares (par value, $0.01 per share: shares authorized; 1,000,000; shares issued and outstanding: 280,400 as of March 31, 2013 and December 31, 2012, respectively)	3	3
Additional paid-in capital	(66,813)	(66,813)
Accumulated (deficit)	(134,226)	(125,990)
Total stockholders’ deficit	(201,036)	(192,800)
TOTAL	$496,498	$480,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Oil, NGL and natural gas revenues	$32,076	$33,340
(Loss) Gain on commodity derivatives, net	(3,804)	593
Total revenues	28,272	33,933
COSTS AND EXPENSES:
Gathering and transportation	401	418
Lease operating	9,099	9,507
Taxes other than income	2,548	3,052
Depreciation, depletion and amortization	11,609	13,070
Full cost ceiling impairment	-	11,552
General and administrative	3,470	2,282
Accretion	750	887
Total costs and expenses	27,877	40,768
Operating income (loss)	395	(6,835)
OTHER (INCOME) EXPENSE:
Other income	(19)	(75)
Interest and related expenses, net of amounts capitalized	8,650	8,884
Total other expense	8,631	8,809
LOSS BEFORE INCOME TAX	(8,236)	(15,644)
INCOME TAX EXPENSE	—	—
NET LOSS	(8,236)	(15,644)
Preferred dividends	8,433	7,586
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,669)	$(23,230)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL AND GAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,236)	$(15,644)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	11,609	13,070
Full cost impairment	—	11,552
Amortization of deferred financing costs	501	501
Accretion of asset retirement obligations	750	887
Recapitalization of debt loss	284	284
OID interest	346	346
Unrealized loss on commodity derivatives	3,978	3,524
Changes in assets and liabilities — net of acquisitions:
Accounts receivable and accrued revenue	(1,655)	(132)
Prepaid expenses and other	1,928	980
Accounts payable, accrued liabilities and other	(579)	319
Net cash provided by operating activities	8,926	15,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil, NGL and natural gas properties	(8,275)	(6,772)
Additions of other long term assets	(43)	(12)
Net sales of oil, NGL and natural gas properties	—	134
Net cash used in investing activities	(8,318)	(6,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	21,350	5,000
Payments of borrowings	(3,000)	(23,000)
Other	(1)	150
Net cash provided (used in) by financing activities	18,349	(17,850)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$18,957	$(8,813)
CASH AND CASH EQUIVALENTS — Beginning of period	$2,188	$9,356
CASH AND CASH EQUIVALENTS — End of period	$21,145	$543
INCOME TAX PAID, Net of refunds	$—	$—
INTEREST PAID — Net of interest capitalized of $250 and $254 in 2013 and 2012, respectively	$1,028	$1,387
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital costs included in proved properties	$2,710	$2,445
Asset retirement obligations incurred	$20	$446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MILAGRO OIL & GAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1.     ORGANIZATION

Milagro Oil & Gas, Inc. (the “Company” or “Milagro”) is an independent oil and natural gas exploration and production company. The Company was organized on November 30, 2007. The Company owns 100% of Milagro Exploration, LLC, Milagro Resources, LLC, Milagro Producing, LLC and Milagro Mid-Continent, LLC and is a subsidiary of Milagro Holdings, LLC (“Parent”). Each of these subsidiaries is included in the unaudited condensed consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.

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

The unaudited condensed consolidated financial statements of the Company, included herein, have been prepared by management without audit, and they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

2.     LIQUIDITY AND GOING CONCERN

The Company currently has indebtedness outstanding under the 2011 Credit Facility (as defined in Note 8), which contains customary financial and other covenants.   The maximum leverage ratio, as defined, of debt balances as compared to EBITDA is required to be not greater than 4.0 to 1.0, which was 4.64 as of March 31, 2013.

The Company is currently exploring a range of alternatives to reduce indebtedness to the extent necessary to be in compliance with the maximum leverage ratio. Alternatives that were considered include using cash flow from operations or issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties.  As another alternative, the Company has recently launched a private exchange offering to exchange a portion of the Notes (as defined in Note 8) for equity, cash and new notes (“Exchange Offer”).  If the conditions to the Exchange Offer are not achieved, the Company will be unable to consummate the restructuring.  As a result, the lenders under the 2011 Credit Facility may accelerate their debt, which would also cause a default and acceleration of the debt under the Notes, all of which will have a material adverse effect on our liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm the Company’s relationships with its customers, affiliates and suppliers and otherwise result in significant permanent harm to the Company’s ability to operate its business. If the Exchange Offer is not consummated and, as a result, the possible early maturity of the 2011 Credit Facility is not resolved, the Company’s customers, affiliates and suppliers may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.  The Company is also seeking a waiver or amendment to the 2011 Credit Facility and the Notes with respect to the maximum leverage ratio.

Because the Company is not in compliance with its financial covenants at March 31, 2013, it is in breach of its financial covenants. The indenture governing the Notes provides that if a default occurs under the 2011 Credit Facility that results in the acceleration of such debt, the Notes would also be in default and subject to acceleration.  As a result of this covenant breach, the Company has classified approximately $133.4 million of borrowings under the Credit Facility and approximately $245.6 million of the Notes as current liabilities.  At March 31, 2013, this results in current liabilities exceeding current assets by approximately $376.3 million.  In addition, the lenders under the 2011 Credit Facility have the option to accelerate the debt and initiate collateral enforcement actions, and prevent the Company from borrowing additional funds under the 2011 Credit Facility.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of critical accounting policies is disclosed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. Except as noted below, there have been no changes to our significant accounting policies since such date.

Impairment of oil, NGL and natural gas properties. For the three months ended March 31, 2013, based on the average oil and natural gas prices in effect on the first day of each month during the first three months of 2013 and last nine months of 2012, we were not required to record an impairment to our oil, NGL and natural gas properties. For the three months ended March 31, 2012, based on the average oil and natural gas prices in effect on the first day of each month during the first three months of 2012 and last nine months of 2011 ($3.73 per MMBtu for Henry Hub gas and $94.65 per Bbl for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $11.6 million to our oil and natural gas properties.

Recently Issued Accounting Pronouncements —

On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures — Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company adopted this standard effective January 1, 2013. See Note 7.

The FASB recently issued ASU 2013-01 which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.

Like ASU 2011-11, ASU 2013-01 is effective for all entities (public and nonpublic) for fiscal years beginning on or after January 1, 2013, and interim periods therein. Therefore, calendar year-end public filers will need to include the disclosures in their first-quarter Form 10-Q filings for 2013. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  See Note 7.

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

For the three months ended March 31, 2013 and 2012, the Company’s most significant customers by reference to oil, NGL and natural gas revenue were as follows:

	2013	2012
Shell Trading (US) Company	19%	22%
Enterprise Crude Oil, LLC	28%	16%
Smaller customers, less than 2%	53%	62%

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

Activity related to the ARO liability for the three months ended March 31, 2013 is as follows (in thousands):

Liability for asset retirement obligation — December 31, 2012	$37,508
Settlements	(130)
Additions	20
Revisions	(150)
Accretion expense	750
Liability for asset retirement obligation — March 31, 2013	$37,998

The liability comprises a current balance of approximately $2.7 million and a noncurrent balance of approximately $35.3 million as of March 31, 2013.

Revisions to ARO reflect changes in abandonment cost estimates based on current information and consideration of the Company’s current plans.

6.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company produces and sells oil, NGL and natural gas. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility for a portion of its production by entering into swaps, options and other commodity derivative financial instruments. A combination of options, structured as a zero-cost collar, is the Company’s preferred derivative instrument because there are no up-front costs and the instrument sets a floor price for a portion of the Company’s hydrocarbon production. Such derivatives provide assurance that the Company receives NYMEX prices no lower than the price floor and no higher than the price ceiling. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single line item. For the three months ended March 31, 2013, the Company had commodity derivatives in place for 366.0 MBoe, or approximately 58% of production, in the form of oil, NGL and natural gas collars and swaps. Oil contracts settle against NYMEX West Texas Intermediate (WTI) prices, gas contracts settle against NYMEX Henry Hub prices and NGL contracts settle against Mont Belvieu Oil Price Information System (OPIS) prices.

Periodically the Company evaluates the unrealized commodity derivatives to determine if it would be beneficial to liquidate any contracts early. During the three months ended March 31, 2013, the Company did not liquidate any commodity contracts early.

The Company has also entered into swaption derivative contracts which give the counterparty the right, for a period of time, to execute a natural gas price swap contract in exchange for a premium paid to the Company. Should the counterparty elect not to execute the swap contract by the due date, the option to do so will terminate and there is no further financial exposure to either party. The contingent volumes associated with these contracts are not included in the calculation for percent of production volumes under commodity derivative contracts. As of March 31, 2013, no counterparties executed swaption contracts.

All derivative contracts are recorded at fair market value and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts (in thousands):

		Fair Value
Description	Location in Balance Sheet	March 31, 2013	December 31, 2012
Asset derivatives:
Natural gas collars and swaps — current portion	Derivative assets — current	$25	$836
Noncurrent portion	Derivative assets — noncurrent	—	68
Oil collars and swaps — current portion	Derivative assets —current	—	37
Noncurrent portion	Derivative assets — noncurrent	—	—
NGL collars and swaps — current portion	Derivative assets —current	4	—
Noncurrent portion	Derivative assets — noncurrent	15	—
		$44	$941

Liability derivatives:

Natural gas collars and swaps — current portion	Derivative liabilities — current	$2,329	$179
Noncurrent portion	Derivative liabilities — noncurrent	983	470
Oil collars and swaps — current portion	Derivative liabilities — current	1,314	590
Noncurrent portion	Derivative liabilities — noncurrent	113	550
NGL collars and swaps — current portion	Derivative liabilities — current	177	30
Noncurrent portion	Derivative liabilities — noncurrent	90	107
		$5,006	$1,926

The following table summarizes the location and amounts of the realized and unrealized gains and losses on derivative contracts in the Company’s condensed consolidated statements of operations:

		Three Months Ended March 31,
		2013	2012

Description	Location in Statements of Operations	(In thousands)
Commodity contracts:
Realized gain on commodity contracts	Gain/(Loss) on commodity derivatives, net	$174	$4,117
Unrealized loss on commodity contracts	Gain/(Loss) on commodity derivatives, net	(3,978)	(3,524)
Total net (loss)/gain on commodity contracts		$(3,804)	$593

At March 31, 2013, the Company had the following natural gas collar positions:

	Collars
	Floors			Ceilings
Period	Volume in MMbtu’s	Price/ Price Range	Weighted- Average Price	Price/ Price Range	Weighted- Average Price
Apr 2013 – Dec 2013	810,000	$3.50	$3.50	$5.75	$5.75

At March 31, 2013, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in MMbtu’s	Price/ Price Range			Weighted- Average Price
Apr 2013 – Dec 2013	3,281,597	$3.41	–	4.22	$3.68
Jan 2014 – Dec 2014	4,298,670	3.82	–	4.52	3.97
Jan 2015 – Dec 2015	1,056,000			4.14	4.14

At March 31, 2013, the Company had the following unexecuted natural gas swaption positions:

	Swaptions
Period	Volume in MMbtu’s	Price/ Price Range			Weighted- Average Price
Jan 2014 – Dec 2014	(2,280,000)	$4.22	–	4.66	$4.45
Jan 2015 – Dec 2015	(1,380,000)	4.52	–	4.99	4.83

At March 31, 2013, the Company had the following crude oil collar positions:

	Collars
	Floors					Ceilings
Period	Volume in Bbl’s	Price/ Price Range			Weighted- Average Price	Price/ Price Range			Weighted- Average Price
Apr 2013 – Dec 2013	404,600	$80.00	–	92.00	$87.91	$95.25	–	103.75	$99.14
Jan 2014 – Dec 2014	450,301	80.00	–	90.00	84.94	95.25	–	98.50	96.75

At March 31, 2013, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbl’s	Price/ Price Range			Weighted- Average Price
Apr 2013 – Dec 2013	55,170	$83.00	–	91.50	$85.69
Jan 2014 – Dec 2014	24,000	91.00	–	91.50	91.25

At March 31, 2013, the Company had the following natural gas liquids swap positions:

	Swaps
Period	Volume in Bbl’s(a)	Price/Price Range			Weighted- Average Price
Apr 2013 – Dec 2013	143,074	$36.75	–	38.90	$37.90
Jan 2014 – Dec 2014	159,158	35.90	–	38.24	37.15

(a)
NGL commodity derivative volumes are based on a blended barrel of liquids that consists of 41% ethane, 29% propane, 7% normal butane, 11% isobutane, and 12% natural gasoline. This blended barrel is an approximation of our actual NGL production volumes.

7.     FAIR VALUES OF FINANCIAL INSTRUMENTS

The table below presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Once in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Reclassification	Total
	(Level 1)	(Level 2)	(Level 3)	(a)	Balance
March 31, 2013:
Current Assets
Commodity derivatives — natural gas	$—	$51	$—	$(26)	$25
Commodity derivatives — oil	—	154	—	(154)	—
Commodity derivatives — NGL	—	16	—	(12)	4
Non-Current Assets
Commodity derivatives — natural gas	$—	$—	$—	$—	$—
Commodity derivatives — oil	—	160	—	(160)	—
Commodity derivatives — NGL	—	15	—	—	15
Current Liabilities
Commodity derivatives — natural gas	$—	$2,355	$—	$(26)	$2,329
Commodity derivatives — oil	—	1,468	—	(154)	1,314
Commodity derivatives — NGL	—	189	—	(12)	177
Non-Current Liabilities
Commodity derivatives — natural gas	$—	$983	$—	$—	$983
Commodity derivatives — oil	—	273	—	(160)	113
Commodity derivatives — NGL	—	90	—	—	90

December 31, 2012:
Current Assets
Commodity derivatives — natural gas	$—	$853	$—	$(17)	$836
Commodity derivatives — oil	—	614	—	(577)	37
Commodity derivatives — NGL	—	—	—	—	—
Non-Current Assets
Commodity derivatives — natural gas	$—	$68	$—	$—	$68
Commodity derivatives — oil	—	—	—	—	—
Commodity derivatives — NGL	—	—	—	—	—
Current Liabilities
Commodity derivatives — natural gas	$—	$196	$—	$(17)	$179
Commodity derivatives — oil	—	1,167	—	(577)	590
Commodity derivatives — NGL	—	30	—	—	30
Non-Current Liabilities
Commodity derivatives — natural gas	$—	$470	$—	$—	$470
Commodity derivatives — oil	—	550	—	—	550
Commodity derivatives — NGL	—	107	—	—	107

(a)
Represents the effects of reclassification of the assets and liabilities per master netting agreements to conform to the balance sheet presentation.  All derivative positions are subject to master netting agreements and the Company’s policy is to offset.

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

The Company’s agreements are not subject to collateral requirements.  There is no cash collateral held or paid by the Company.

The Company has trade receivables and trade payables subject to a master netting or similar agreement, that are not included in the above disclosure.  These amounts may offset (or conditionally offset) the net amounts presented in the above tabular disclosure.

Derivative Financial Instruments — The majority of the inputs used to value the Company’s derivatives fall within Level 2 of the fair value hierarchy; however, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of nonperformance. As of March 31, 2013 and December 31, 2012, the impact of the credit valuation adjustments on the overall valuation of the Company derivative positions is not significant. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value is estimated using the discounted cash flow model (based on weighted average component of each counterparty’s default swap).

Debt Instruments — The 2011 Credit Facility (as defined in Note 8) accrues interest on a variable-rate basis. The fair value of the 2011 Credit Facility is characterized as a Level 3 measurement in the fair value hierarchy. The Notes (as defined in Note 8) accrue interest on a fixed rate basis. The fair value of the Notes is characterized as a Level 2 measurement in the fair value hierarchy, as the trading volume is limited. As of March 31, 2013, the fair value of the 2011 Credit Facility was estimated using the discounted cash flow model under the income approach (based on comparable market rate credit spreads observable from market data) to approximate carrying value. As of the same date, the fair value of the Notes was estimated using the market approach (based upon our March 31, 2013 weighted average market price) to be approximately $195.6 million. As of December 31, 2012, the Company estimated the 2011 Credit Facility fair value to be approximately $115.0 million. As of the same date, the fair value of the Notes was estimated to be approximately $185.0 million.

Cash, Trade Receivables, and Payables — The fair value approximates carrying value given the short term nature of these investments.

8.     DEBT

The Company’s debt as of March 31, 2013 and December 31, 2012 was comprised of the following amounts (in thousands):

	March 31, 2013	December 31, 2012
First lien Indebtedness — current	$133,350	$115,000
Notes — current	250,000	250,000
Unamortized discount — current	(4,389)	(4,735)
Total debt	$378,961	$360,265

Scheduled maturities by fiscal year are as follows (amounts in thousands):

Years Ending December 31
2013	$—
2014 (1)	133,350
2015	—
2016 (1)	250,000
2017	—

$383,350

(1)
Although having a maturity date which is more than 12 months after March 31, 2013, classified as current in financial statements due to the inability to comply with the 2011 Credit Facility maximum leverage ratio as of March 31, 2013. See Note 2 for further discussion.

As described in more detail below, in May 2011, we completed an offering of an aggregate of $250 million of the Notes. We used the proceeds of this offering, together with borrowings under our prior first lien credit agreement, to refinance substantially all of our existing indebtedness (the “2011 Refinancing”). The weighted average interest rate at March 31, 2013 was 8.40% as compared to the weighted average interest rate at December 31, 2012 of 8.36%.

First Lien Credit — During 2011, the Company entered into a $300 million Amended and Restated First Lien Credit Agreement (“2011 Credit Facility”) that matures in November 2014. The 2011 Credit Facility includes a $10.0 million sub facility for standby letters of credit, of which approximately $1.3 million has been issued as of March 31, 2013, and a discretionary swing line subfacility of $5.0 million with semi-annual re-determinations. A borrowing base redetermination was conducted in October of 2012 which resulted in a reduction from $165 million to $135 million on a staggered basis over a six month period. The redetermination was effective starting November 1, 2012 and the borrowing base amount will reduce by $5.0 million per month for the following six months, ending at $135 million in April 2013. As of March 31, 2013 the borrowing base was $140 million. Amounts outstanding under the 2011 Credit Facility bear interest at specified margins over LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. As of March 31, 2013, the LIBOR based interest rates ranged from 4.04% to 4.06% and the ABR interest rate was 6.00%. Borrowings under the 2011 Credit Facility are secured by all of the Company’s oil, NGL and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014.

The Company currently has indebtedness outstanding under the 2011 Credit Facility, which contains customary financial and other covenants.   The maximum leverage ratio, as defined, of debt balances as compared to EBITDA is required to be not greater than 4.0 to 1.0, which was 4.64 as of March 31, 2013.

The Company is currently exploring a range of alternatives to reduce indebtedness to the extent necessary to be in compliance with the maximum leverage ratio. Alternatives that were considered include using cash flow from operations or issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties.  As another alternative, the Company has recently launched a private exchange offering to exchange a portion of the Notes for equity, cash and new notes.  If the conditions to the Exchange Offer are not achieved, the Company will be unable to consummate the restructuring.  As a result, the lenders under the 2011 Credit Facility may accelerate their debt, which would also cause a default and acceleration of the debt under the Notes, all of which will have a material adverse effect on our liquidity, business and financial condition and may result in the Company’s bankruptcy or the bankruptcy of its subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm the Company’s relationships with its customers, affiliates and suppliers and otherwise result in significant permanent harm to the Company’s ability to operate its business. If the Exchange Offer is not consummated and, as a result, the possible early maturity of the 2011 Credit Facility is not resolved, the Company’s customers, affiliates and suppliers may determine that the Company is likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, the Company’s market share and other aspects of the Company’s business may occur immediately.  The Company is also seeking a waiver or amendment to the 2011 Credit Facility and the Notes with respect to the maximum leverage ratio.

Because the Company is not in compliance with its financial covenants at March 31, 2013, it is in breach of its financial covenants. The indenture governing the Notes provides that if a default occurs under the 2011 Credit Facility that results in the acceleration of such debt, the Notes would also be in default and subject to acceleration.  As a result of this covenant breach, the Company has classified approximately $133.4 million of borrowings under the Credit Facility and approximately $245.6 million of the Notes as current liabilities.  At March 31, 2013, this results in current liabilities exceeding current assets by approximately $376.3 million.  In addition, the lenders under the 2011 Credit Facility have the option to accelerate the debt and initiate collateral enforcement actions, and prevent the Company from borrowing additional funds under the 2011 Credit Facility.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

  Senior Secured Second Lien Notes — As part of the 2011 Refinancing, the Company issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7 million (the “Notes”). The Notes carry a stated interest rate of 10.500%, interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness of the Company. The outstanding balance of the Notes is presented net of unamortized discount at March 31, 2013.

The Notes contain an optional redemption provision allowing the Company to retire up to 35% of the principal outstanding, with the proceeds of an equity offering, at 110.5% of par. Additional optional redemption provisions allow for the retirement of all or a portion of the outstanding senior secured second lien notes at 110.5%, 102.625% and 100.0% beginning on each of May 15, 2014, May 15, 2015 and November 15, 2015, respectively. The Company has not paid the interest as of the date of its filing.  However, the Company has a 30 day grace period to make payment. If a change of control occurs, each noteholder may require the Company to repurchase all or a portion of its Notes for cash at a price equal to 101% of the aggregate principal amount of such Notes, plus any accrued and unpaid interest and special interest, if any, to, but not including, the date of repurchase. The indenture governing the Notes contains covenants that, among other things, limit the Company’s ability to incur or guarantee additional indebtedness or issue certain preferred stock; declare or pay any dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; transfer or sell assets; make investments; create certain liens; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

Capitalization of Debt Costs — The Company capitalizes certain direct costs associated with the issuance of long-term debt, which is then amortized over the lives of the respective debt using the straight-line method, which approximates the interest method. As of March 31, 2013 and December 31, 2012, the Company had deferred financing fees of $5.4 million and $5.9 million, respectively.

The Company capitalizes a portion of its interest expense incurred during the period related to assets that have been excluded from the amortization pool. For the three months ended March 31, 2013 and 2012, the Company capitalized interest of $0.3 million.

9.     GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

10.   MEZZANINE EQUITY

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

The holders of the Series A shall be entitled to receive dividends on a cumulative basis. Dividends shall accrue, whether declared or not, semi-annually at a 12% rate. Accrued dividends shall be paid in kind when, and if declared by the Company’s board of directors and shall be made by issuing an amount of additional shares of Series A, based on the original issue price. As of March 31, 2013 the dividends in arrears were approximately $59.0 million.

The fair value of the Series A is characterized as Level 3 measurements in the fair value hierarchy. The fair value is estimated using the discounted future cash flow method under the income approach. Future cash flows were estimated based on future accrued dividends and repayment of the Series A at par value. The discount rate is based on analysis of market yields and company specific risks. The estimated fair value of the Series A at March 31, 2013 and at December 31, 2012 was approximately $224.4 million and $218 million, respectively.

11.   COMMON STOCK

The Company is authorized to issue up to 1,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2013, 280,400 shares of common stock were issued and outstanding and held by Parent. Holders of common stock are entitled to, in the event of liquidation; share ratably in the distribution of assets remaining after payment of liabilities. Holders of common stock have no cumulative rights. The holders of a plurality of the outstanding shares of the common stock have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Company’s board of directors out of funds legally available therefore. The Company has never paid cash dividends on the common stock and does not anticipate paying any cash dividends in the foreseeable future.

12.   INCOME TAXES

The Company recorded no income tax benefit for the three months ended March 31, 2013. The Company increased its valuation allowance and reduced its net deferred tax assets to zero during 2010 after considering all available positive and negative evidence related to the realization of its deferred tax assets. The Company’s assessment of the realization of its deferred tax assets has not changed and as a result, the Company continues to maintain a full valuation allowance for its net deferred assets as of March 31, 2013.

As of March 31, 2013, the Company had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2012. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2013.

13.   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company leases corporate office space in Houston, Texas. Rental expense was approximately $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

In 2012, a Consulting Agreement was entered into with Sequitur Energy Management II, LLC, for management services at a fixed fee of $1.75 million to be performed in 2012 and 2013. The fixed fee is to be paid in 12 monthly installments during the term of this agreement. The amount outstanding as of March 31, 2013, is approximately $0.7 million.

In 2009, the Company entered into a contract with an investment bank for advisory services to be provided in 2010 for guaranteed fees of $1.0 million. The amount outstanding at March 31, 2013 is approximately $0.7 million.  This contract has been extended to 2014.

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2013, by fiscal year (amounts in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Office lease	$1,409	$1,879	$1,879	$1,879	$1,253	$—	$8,299
Management consulting agreement	$730	—	—	—	—	—	$730
Other	—	$700	—	—	—	—	$700

Contingencies:

There are currently various suits and claims pending against the Company that have arisen in the ordinary course of the Company’s business, including contract disputes, property damage claims and title disputes. Management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flow. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

14.   EMPLOYEE BENEFIT PLANS

The Company operates a discretionary bonus plan and a 401(k) savings plan via a third-party service provider. Upon hire, an individual is immediately eligible to participate in the 401(k) plan. The Company, under its sole discretion, may contribute an employer-matching contribution equal to a percentage not to exceed 6% of each eligible participant’s contributions. The Company contributed approximately $173,000 and $245,000, for the three months ended March 31, 2013 and 2012, respectively.

15.   RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, the Company had a receivable of approximately $2.4 million primarily related to monitoring fees paid on behalf of Parent, to certain of Parent’s members (ACON Milagro Investors, LLC, Milagro Investors, LLC and West Coast Milagro Partners, LLC) in 2008 and 2007, which are recognized as an advance to affiliates in the accompanying balance sheet.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the section entitled “Risk Factors” included in our annual report on form 10-K for the year ended December 31, 2012 and this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

During the three months ended March 31, 2013, we spent approximately $7.3 million on capital expenditures, before divestitures, to support our business plan. Of this amount, we spent approximately $4.7 million to successfully drill five gross wells and complete three of these wells. We also completed two carryover wells that were drilled in 2012. We drilled three gross (3.0 net) and completed one gross (1.0 net) operated well in the Texas Gulf Coast area, drilled and completed one gross (0.06 net) non-operated well in our South Texas area and drilled and completed one gross (0.36 net) non-operated well in our Midcontinent area. We spent approximately $1.6 million on workovers and recompletions primarily in our Texas Gulf Coast and South Texas areas. We spent approximately $0.5 million of capital expenditures to continue leasing. The remaining approximately $0.5 million of capital was primarily related to facilities and plugging and abandonment costs.

We contemplate spending an additional approximately $26.1 million for the remainder of 2013 to support our business plan. We are planning to complete two carryover operated wells and drill or participate in up to seventeen additional wells during the remainder of 2013, including six non-operated exploratory wells in our South Texas area; one non-operated development well and one non-operated exploratory well in the Midcontinent area, two operated development wells in our Southeast area and five operated development wells and two operated exploratory wells in our Texas Gulf Coast area; as well as planning on workover and recompletion projects of existing wells.  In light of the price volatility, we are constantly evaluating the deployment of our capital. See “Liquidity and Capital Resources” for more on our capital expenditures.

We currently have indebtedness outstanding under the 2011 Credit Facility (as defined in Note 8), which contains customary financial and other covenants.   The maximum leverage ratio, as defined, of debt balances as compared to EBITDA is required to be not greater than 4.0 to 1.0, which was 4.64 as of March 31, 2013.

We are currently exploring a range of alternatives to reduce indebtedness to the extent necessary to be in compliance with the maximum leverage ratio. Alternatives that were considered include using cash flow from operations or issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties.  As another alternative, we have recently launched a private exchange offering to exchange a portion of the Notes (as defined in Note 8) for equity, cash and new notes.  If the conditions to the Exchange Offer are not achieved, we will be unable to consummate the restructuring.  As a result, the lenders under the 2011 Credit Facility may accelerate their debt, which would also cause a default and acceleration of the debt under the Notes, all of which will have a material adverse effect on our liquidity, business and financial condition and may result in our bankruptcy or the bankruptcy of our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, affiliates and suppliers and otherwise result in significant permanent harm to our ability to operate our business. If the Exchange Offer is not consummated and, as a result, the possible early maturity of the 2011 Credit Facility is not resolved, our customers, affiliates and suppliers may determine that we are likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, our market share and other aspects of our business may occur immediately.  We are also seeking a waiver or amendment to the 2011 Credit Facility and the Notes with respect to the maximum leverage ratio.

Because we are not in compliance with our financial covenants at March 31, 2013, we are in breach of our financial covenants. The indenture governing the Notes provides that if a default occurs under the 2011 Credit Facility that results in the acceleration of such debt, the Notes would also be in default and subject to acceleration.  As a result of this covenant breach, we have classified approximately $133.4 million of borrowings under the Credit Facility and approximately $245.6 million of the Notes as current liabilities.  At March 31, 2013, this results in current liabilities exceeding current assets by approximately $376.3 million.  In addition, the lenders under the 2011 Credit Facility have the option to accelerate the debt and initiate collateral enforcement actions, and prevent us from borrowing additional funds under the 2011 Credit Facility.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming we will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

Sources of Our Revenues

We derive our revenues from the sale of oil, NGL and natural gas that are produced from our properties. Our revenues are a function of the production volumes we sell and the prevailing market prices at the time of sale. Under the terms and conditions of our 2011 Credit Facility we are required to obtain commodity derivatives for at least 50% but no more than 90% of our monthly forecasted proved developed producing (“PDP”) production by product. We are permitted to use zero-cost collars and out-right swaps with approved counterparties to meet this requirement. The approved counterparties are limited to those financial institutions that participate in the 2011 Credit Facility. As of March 31, 2013, we had the following oil, NGL and natural gas commodity derivative positions:

% of PDP Hedged

Year	Oil	Natural Gas	NGL
2013	90.0%	90.0%	90.0%
2014	90.0%	90.0%	90.0%

In our effort to achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to manage risk of future sales prices on a portion of our oil, NGL and natural gas production. As of March 31, 2013, we had commodity derivative contracts in place for 1,285 MBoe from April 1, 2013, through the end of 2013, 1,350 MBoe during 2014 and 176 MBoe during 2015. Based on the expected production set forth in our January 1, 2013 reserve report, we have derivative contracts for approximately 90.0% of our cumulative forecasted 2013 and 2014 PDP production as of March 31, 2013.  For the three months ended March 31, 2013, we had commodity derivative losses of approximately $3.8 million, which is comprised of approximately $0.2 million in realized gains and approximately $4.0 million of unrealized losses. The use of certain types of derivative instruments may prevent us from realizing the benefit of upward price movements for the portion of the production that is hedged.

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

Interest. We have relied on a combination of debt financings to fund our short term liquidity and a portion of our long term financing needs. On March 31, 2013, we had approximately $133.4 million of LIBOR-based floating rate indebtedness and base rate indebtedness outstanding under our 2011 Credit Facility and $250 million of the Senior Secured Second Lien Notes due 2016 (the “Notes”) outstanding. In addition, our Series A preferred stock carries a non-cash cumulative dividend with a coupon of 12% per annum.

The 2011 Credit Facility borrowing base redetermination was conducted in October of 2012 and was reduced from $165 million to $135 million on a staggered basis over a six month period. The redetermination was effective starting November 1, 2012 and the borrowing base amount will reduce by $5.0 million per month for the following six months, ending at $135 million in April 2013. As of March 31, 2013 the borrowing base was $140 million. Interest on the 2011 Credit Facility is calculated based on floating rates of LIBOR and base rate with a sliding margin that reflects usage under the facility. The higher the usage under the 2011 Credit Facility the higher the interest margin is over the floating rate index. We expect to continue to utilize indebtedness to grow and, as a result, expect to continue to pay interest throughout the term of the Notes (as described in “Liquidity and Capital Resources – Capital Resources”). On March 31, 2013, we had approximately $379.0 million outstanding of total indebtedness.

Income Taxes. We recorded no income tax benefit or expense for the three months ended March 31, 2013. Prior to 2012, we increased our valuation allowance and reduced our net deferred tax assets to zero, after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2013.

As of March 31, 2013, we had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2012. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2013.

Oil, NGL and Natural Gas Reserves

Our estimated total net proved reserves of oil, NGL and natural gas as of March 31, 2013 and 2012 were as follows:

	As of March 31,
	2013	% Change	2012
Estimated Net Proved Reserves:
Oil (MMBbls)	10.6	15%	9.2
NGL (MMBbls)	4.9	0%	5.0
Natural Gas (Bcf)	109.8	(17)%	131.7
Total oil equivalent (MMBoe)	33.8	(6)%	36.1
Proved developed reserves as a percentage of net proved reserves	57%		63%

Our estimated total net proved reserves decreased in the period ended March 31, 2013 as compared to the same period in 2012 by 2.3 MMBoe or a 6% decrease. The decrease was primarily due to production and price decreases.

Results of Operations

The following discussion is of our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. Comparative results of operations for the periods indicated are discussed below.

Sales Volumes

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2013	% Change	2012
Oil (MBbls)	219	1%	216
NGL (MBbls)	64	0%	64
Natural gas (MMcf)	2,022	(21)%	2,573
Total (MBoe)	620	(13)%	709
Average daily production volumes (MBoe/d)(a)	6.9	(13)%	7.9

(a)	Average daily production volumes calculated based on a 365-day year

For the three months ended March 31, 2013, our net equivalent production volumes decreased by 13% to 620 MBoe (6.9 MBoe/d) from 709 MBoe (7.9 MBoe/d) in 2012. Our production volumes in 2013, as compared to 2012, decreased primarily as a result of the natural decline in production, the delay of scheduled gas drilling projects due to marginal natural gas prices and a lengthy shut-in at our West Lake Verret field during March. Natural gas represented approximately 54% and 60% of our total production in the three months ended March 31, 2013 and 2012, respectively.

Revenues. The following tables show (1) our revenues from the sale of oil, NGL and natural gas and (2) the impact of changes in price and sales volumes on our oil, NGL and natural gas revenues during the three months ended March 31, 2013 and 2012. Our commodity derivatives are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to our condensed consolidated statement of operations within a single income statement line item. We include both commodity derivative settlements and unrealized commodity derivative gains (losses) within revenues.

	Three Months Ended March 31,
	2013	% Change	2012
	(In thousands)
Oil revenues:
Oil revenues	$23,736	0%	$23,838
Oil derivative settlements	(219)	(87)%	(1,628)
Oil revenues including oil derivative settlements	23,517	6%	22,210
NGL revenues:
NGL revenues	1,929	(39)%	3,144
NGL derivative settlements	6	(117)%	(35)
NGL revenues including derivative settlements	1,935	(38)%	3,109
Natural gas revenues:
Natural gas revenues	6,411	1%	6,358
Natural gas derivative settlements	387	(93)%	5,780
Natural gas revenues including derivative settlements	6,798	(44)%	12,138
Oil, NGL and natural gas revenues:
Oil, NGL and natural gas revenues	32,076	(4)%	33,340
Oil, NGL and natural gas derivative settlements	174	(96)%	4,117
Oil, NGL and natural gas revenues including derivative settlements	32,250	(14)%	37,457
Oil, NGL and natural gas derivative unrealized gains	(3,978)	13%	(3,524)
Oil, NGL and natural gas revenues including derivative settlements and unrealized gains	28,272	(17)%	33,933
Total revenues	$28,272	(17)%	$33,933

Change from Three Months Ended March 31, 2012 to Three Months Ended March 31, 2013
(In thousands)
Change in revenues from the sale of oil:
Price variance impact	$(427)
Sales volume variance impact	326
Total change	(101)
Change in revenues from the sale of NGL:
Price variance impact	$(1,215)
Sales volume variance impact	—
Total change	(1,215)
Change in revenues from the sale of natural gas:
Price variance impact	$1,800
Sales volume variance impact	(1,747)
Total change	53
Change in revenues from the sale of oil, NGL and natural gas:
Price variance impact	$158
Volume variance impact	(1,421)
Cash settlement of commodity derivative contracts	(3,943)
Unrealized gains (losses) due to commodity derivative contracts	(454)
Total change	$(5,660)

	Three Months Ended March 31,
	2013	% Change	2012
Oil price:
Oil price per Bbl	$108.38	(2)%	$110.40
Oil derivative settlements per Bbl	(1.00)	(87)%	(7.54)
Oil revenues including oil derivative settlements per Bbl	$107.38	4%	$102.86
NGL price:
NGL price per Bbl	$30.14	(38)%	$48.84
NGL derivative settlements per Bbl	0.09	(116)%	(0.55)
NGL price including derivative settlements per Bbl	$30.23	(37)%	$48.29
Natural gas price:
Natural gas price per Mcf	$3.17	28%	$2.47
Natural gas derivative settlements per Mcf	0.19	(92)%	2.25
Natural gas price including derivative settlements per Mcf	$3.36	(29)%	$4.72
Oil, NGL and natural gas price per BOE:
Oil, NGL and natural gas price per BOE	$51.74	10%	$47.01
Oil, NGL and natural gas derivative settlements per BOE	0.28	95%	5.81
Oil, NGL and natural gas price including derivative settlements per BOE	$52.02	(2)%	$52.82
Oil, NGL and natural gas derivative unrealized gains per BOE	(6.42)	29%	(4.97)
Oil, NGL and natural gas price including derivative settlements and unrealized gains per BOE	$45.60	(5)%	$47.85
Total price per BOE	$45.60	(5)%	$47.85

Our oil, NGL and natural gas revenues, including derivatives settlements and unrealized derivative gains, for the three months ended March 31, 2013 decreased approximately $5.7 million, or 17%, from approximately $33.9 million to approximately $28.3 million, when compared to the same period in 2012. Our oil, NGL and natural gas revenues for the three months ended March 31, 2013 decreased by approximately $1.2 million from approximately $33.3 million to approximately $32.1 million. This decrease related to lower prices of oil and NGL of approximately $1.6 million and lower natural gas production of approximately $1.7 million, which was partially offset by higher natural gas prices of approximately $1.8 million and higher oil production of approximately $0.3 million. Our derivative loss was approximately $3.8 million for the three months ended March 31, 2013, as compared to our derivative revenues of approximately $0.6 million for the prior period. The decrease in commodity derivative revenues was due to a decrease in gains on settled contracts of approximately $4.0 million due to prices increases, which was offset by increased losses on unrealized commodity derivatives of approximately $0.5 million.

Production costs. Per unit production cost for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 increased $1.13/Boe, or 6%, and total production costs for the 2013 period, as compared to the 2012 period, decreased by approximately $0.9 million, or 7%. Our per unit and total production costs for the three months ended March 31, 2013 and 2012 are as set forth below.

	Unit-of-Production (Per Boe Based on Sales Volumes) Three Months Ended March 31,
	2013	% Change	2012
Production costs:
Gathering & transportation	$0.65	10%	$0.59
Operating & maintenance	13.37	14%	11.69
Workover expenses	1.30	(24)%	1.72
Lease operating expenses	15.32	9%	14.00
Taxes other than income	4.11	(4)%	4.30
Production costs	$19.43	6%	$18.30

	Production Costs
	Three Months Ended March 31,
	2013	% Change	2012
	(In thousands)
Production costs:
Gathering & transportation	$401	(4)%	$418
Operating & maintenance	8,291	0%	8,290
Workover expenses	808	(34)%	1,217
Lease operating expenses	9,500	(4)%	9,925
Taxes other than income	2,548	(17)%	3,053
Production costs	$12,048	(7)%	$12,978

Gathering and transportation costs for the three months ended March 31, 2013 and March 31, 2012 were approximately $0.4 million. Per unit gathering and transportation expensed increased primarily due to decreased production.

Operating and maintenance expenses for the three months ended March 31, 2013 and March 31, 2012 were approximately $8.3 million. Per unit operating and maintenance expenses decreased primarily due to fixed expenses and lower production.

Workover expenses for the three months ended March 31, 2013 were approximately $0.8 million, compared to approximately $1.2 million in the 2012 period, a decrease of approximately $0.4 million, or 34%. This decrease in workover expenses was due primarily to a decrease in the number and cost of our workovers in 2013 as compared to 2012.

Taxes other than income for the three months ended March 31, 2013 were approximately $2.5 million, compared to approximately $3.1 million in the 2012 period, a decrease of approximately $0.6 million, or 17%. This decrease in taxes was due primarily to lower production in 2013 compared to 2012.

General and administrative expenses. We capitalize a portion of our general and administrative expenses. Capitalized expenses include the expenses of technical employees who work directly on our exploration activities, a portion of our associated technical organization expenses such as supervision, telephone and postage, and a portion of our interest on unproved capital projects. Our total general and administrative expenses (gross, capitalized and net) and our per unit general and administrative expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	% Change	2012
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative expenses — gross	$4,837	80%	$2,692
Capitalized general and administrative expenses	1,367	233%	410
General and administrative expenses — net	$3,470	52%	$2,282
General and administrative expenses — gross $ per Boe	$7.80	105%	$3.80

Our gross general and administrative expenses for the three months ended March 31, 2013 were approximately $4.8 million compared to approximately $2.7 million in the same period of 2012, an increase of approximately $2.1 million, or 80%, primarily as a result of higher compensation and one-time non-recurring legal and accounting costs in 2013 related to the engagement of outside consultants to advise our business. After capitalization, our net general and administrative expenses increased by approximately $1.2 million, or 52%, to approximately $3.5 million. Per unit general and administrative expense increased by 105% due to higher general and administrative expense and lower production volumes.

Depletion of oil, NGL and natural gas properties.

	Three Months Ended March 31,
	2013	% Change	2012
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil, NGL and natural gas properties	$11,414	(11)%	$12,850
Depletion of oil, NGL and natural gas properties (per Boe)	$18.41	2%	$18.12

Our depletion expense for the three months ended March 31, 2013 was approximately $11.4 million compared to approximately $12.8 million in the same period of 2012, a decrease of approximately $1.4 million, or 11%. An increase in our depletion rate, due to a higher depreciable base and lower reserves, contributed to an increase in depletion expense of approximately $0.2 million. This was offset by lower production volumes resulting in lower depletion expense of approximately $1.6 million.

Impairment of oil and natural gas properties. For the three months ended March 31, 2013, based on the average oil and natural gas prices in effect on the first day of each month for the twelve months during the periods then ended, we were not required to record an impairment to our oil, NGL and natural gas properties. For the three months ended March 31, 2012, based on the average oil and natural gas prices in effect on the first day of each month during the first three months of 2012 and last nine months of 2011 ($3.73 per MMBtu for Henry Hub gas and $94.65 per Bbl for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and natural gas properties exceeded the ceiling limit and we recorded an impairment of approximately $11.6 million to our oil and natural gas properties.

Net interest expense. Our net interest expense for the three months ended March 31, 2013 was approximately $8.7 million or a 3% decrease from the approximately $8.9 million of net interest expense accrued for the three months ended March 31, 2012. The decrease in net interest expense during 2013 from 2012 related primarily to lower interest on our 2011 Credit Facility due to a lower outstanding balance during the three months ended March 31, 2013.

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

Sources and Uses of Cash

The table below summarizes our sources and uses of cash during the periods indicated.

	Three Months Ended March 31,
	2013	% Change	2012
	(In thousands)
Net loss	$(8,236)	47%	$(15,644)
Non-cash items	17,468	(42)%	30,164
Changes in working capital and other items	(306)	(126)%	1,167
Net cash provided by operating activities	8,926	(43)%	15,687
Net cash used in investing activities	(8,318)	25%	(6,650)
Net cash provided by (used in) financing activities	18,349	203%	(17,850)
Net increase (decrease) in cash and cash equivalents	$18,957	315%	$(8,813)

Analysis of net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2013 were approximately $8.9 million, as compared to approximately $15.7 million for the same period in 2012, an approximately $6.8 million, or 43%, decrease. The decrease in net cash provided by operating activities from 2012 to 2013 was primarily due to lower revenues, which decreased operating cash flow activities by approximately $5.3 million. This decrease was also related to working capital changes of approximately $1.5 million from 2012 to 2013.

Analysis of net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2013 was approximately $8.3 million, compared to approximately $6.7 million in the same period in 2012, an approximately $1.6 million, or 25%, increase. The increase relates primarily to increased drilling and workovers.

Analysis of net cash used in financing activities

Net cash provided by financing activities for the three months ended March 31, 2013 was approximately $18.3 million as compared to approximately $17.9 million of cash used by financing activities for the same period in 2012, an increase of approximately $36.2 million, or 203%. This increase reflected the additional borrowings of approximately $18.4 million in 2013 as compared to net payments of approximately $18.0 million in 2012.

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

During the three months ended March 31, 2013, we spent approximately $7.3 million on capital expenditures, before divestitures, to support our business plan. Of this amount, we spent approximately $4.7 million to successfully drill five gross wells and complete three of these wells. We also completed two carryover wells that were drilled in 2012. We drilled three gross (3.0 net) and completed one gross (1.0 net) operated well in the Texas Gulf Coast area, drilled and completed one gross (0.06 net) non-operated well in our South Texas area and drilled and completed one gross (0.36 net) non-operated well in our Midcontinent area. We spent approximately $1.6 million on workovers and recompletions primarily in our Texas Gulf Coast and South Texas areas. We spent approximately $0.5 million of capital expenditures to continue leasing. The remaining approximately $0.5 million of capital was primarily related to facilities and plugging and abandonment costs.

We contemplate spending an additional approximately $26.1 million for the remainder of 2013 to support our business plan. We are planning to complete two carryover operated wells and drill or participate in up to seventeen additional wells during the remainder of 2013, including six non-operated exploratory wells in our South Texas area; one non-operated development well and one non-operated exploratory well in the Midcontinent area, two operated development wells in our Southeast area and five operated development wells and two operated exploratory wells in our Texas Gulf Coast area; as well as planning on workover and recompletion projects of existing wells.  In light of the price volatility, we are constantly evaluating the deployment of our capital.

Capital resources

Cash. As of March 31, 2013 and December 31, 2012, we had approximately $21.1 million and $2.2 million of cash and cash equivalents, respectively.

First Lien Credit. As part of the 2011 Refinancing, we entered into the $300 million 2011 Credit Facility that matures in November 2014. A borrowing base redetermination was conducted in October of 2012 which resulted in a reduction from $165 million to $135 million on a staggered basis over a six month period. The redetermination was effective starting November 1, 2012 and the borrowing base amount will reduce by $5.0 million per month for the following six months, ending at $135 million in April 2013. As of March 31, 2013 the borrowing base was $140 million. Amounts outstanding, under the 2011 Credit Facility bear interest at specified margins over the LIBOR of between 2.75% and 3.75% for Eurodollar loans or at specified margins over ABR of between 1.75% and 2.75% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the 2011 Credit Facility are secured by all of our oil, NGL and natural gas properties. The lenders’ commitments to extend credit will expire, and amounts drawn under the 2011 Credit Facility will mature, in November 2014. The next redetermination date was May 2013 and it was determined that the borrowing base would remain at $135 million.

The 2011 Credit Facility contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused availability of the borrowing base under the 2011 Credit Facility to current liabilities) of not less than 1.0 to 1.0 (which was 1.42 as of March 31, 2013), minimum interest coverage ratio, as defined, of not less than 2.50 to 1.0 (which was 2.58 as of March 31, 2013), maximum leverage ratio, as defined, of debt balances as compared to EBITDA of not greater than 4.25 to 1.0 (which was 4.64 as of March 31, 2013) and maximum secured leverage ratio, as defined, of secured debt balances as compared to EBITDA of not greater than 2.00 to 1.0 (which was 1.64 as of March 31, 2013). The maximum leverage ratio was 4.0 to 1.0 as of March 31, 2013 and all periods thereafter. We are currently exploring a range of alternatives to reduce indebtedness to the extent necessary to be in compliance with the maximum leverage ratio. Alternatives that were considered include using cash flow from operations or issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties.  As another alternative, we have recently launched a private exchange offering to exchange a portion of the Notes (as defined in Note 8) for equity, cash and new notes.  If the conditions to the Exchange Offer are not achieved, we will be unable to consummate the restructuring.  As a result, the lenders under the 2011 Credit Facility may accelerate their debt, which would also cause a default and acceleration of the debt under the Notes, all of which will have a material adverse effect on our liquidity, business and financial condition and may result in our bankruptcy or the bankruptcy of our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, affiliates and suppliers and otherwise result in significant permanent harm to our ability to operate our business. If the Exchange Offer is not consummated and, as a result, the possible early maturity of the 2011 Credit Facility is not resolved, our customers, affiliates and suppliers may determine that we are likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, our market share and other aspects of our business may occur immediately.  We are also seeking a waiver or amendment to the 2011 Credit Facility and the Notes with respect to the maximum leverage ratio.

Because we are not in compliance with our financial covenants at March 31, 2013, it is in breach of our financial covenants.  The indenture governing the Notes provides that if a default occurs under the 2011 Credit Facility that results in the acceleration of such debt, the Notes would also be in default and subject to acceleration.  As a result of this covenant breach, we have classified approximately $133.4 million of borrowings under the Credit Facility and approximately $245.6 million of the Notes as current liabilities.  At March 31, 2013, this results in current liabilities exceeding current assets by approximately $376.3 million.  In addition, the lenders under the 2011 Credit Facility have the option to accelerate the debt and initiate collateral enforcement actions, and prevent us from borrowing additional funds under the 2011 Credit Facility.  See “Outlook” for further discussion.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming we will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

Senior Secured Second Lien Notes. As part of the 2011 Refinancing, we issued Senior Secured Second Lien Notes due May 11, 2016 with a face value of $250 million, at a discount of $7.0 million. The Notes carry a face interest rate of 10.500% and interest is payable semi-annually each May 15 and November 15. The Notes are secured by a second priority lien on all of the collateral securing the 2011 Credit Facility, and effectively rank junior to any existing and future first lien secured indebtedness, which includes The 2011 Credit Facility. The balance is presented net of unamortized discount of $245.6 million at March 31, 2013.

The Notes contain an optional redemption provision allowing us to retire up to 35% of the principal outstanding with the proceeds of an equity offering, at 110.5% of par. Additional optional redemption provisions allow for the retirement of all or a portion of the outstanding senior secured second lien notes at 110.5%, 102.625% and 100.0% on each of May 15, 2014, May 15, 2015 and November 15, 2015, respectively. We have not paid the interest as of the date of its filing.  However, we have a 30 day grace period to make payment. If a change of control occurs, each noteholder may require us to repurchase all or a portion of its Notes for cash at a price equal to 101% of the aggregate principal amount of such notes, plus any accrued and unpaid interest and special interest, if any, to, but not including, the date of repurchase. The indenture governing the Notes contains covenants that, among other things, limit our ability to incur or guarantee additional indebtedness or issue certain preferred stock; declare or pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; transfer or sell assets; make investments; create certain liens; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with affiliates; and create unrestricted subsidiaries.

Outlook

Since the beginning of the year, natural gas prices have been increasing with the first quarter showing a low of $3.11 and a high of $4.07. In this environment, we have started gas recompletions but have still excluded operated natural gas drilling opportunities in our 2013 capital budget and continue to believe this is the prudent course of action. While natural gas prices have recovered somewhat from the lows experienced in the quarter ended December 31, 2012, we continue to focus all of our exploration and development drilling efforts on developing additional oil weighted opportunities in our existing portfolio. This would exclude both workovers and recompletions of existing wells. Since approximately 54% of our current daily production is natural gas, and is subject to typical Gulf Coast annual declines of 20%, we believe there is a likelihood of reduced annual production from our existing portfolio, as compared to our prior year performance. We will continue to monitor the gas price improvement to determine if drilling gas prospect are justified economically with assumed hedging to protect the return on investment.

Our intent for the remainder of 2013 is to manage our operational and capital spending within the available free cash flow generated by our assets. To the extent we do not find suitable acquisition or drilling opportunities, we will pay down our debt balance.

We expect to fund our acquisition, exploration, exploitation and development activities from a variety of sources, including through cash flow from operations, issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties. However, we expect that future significant acquisitions will require funding, at least in part, from the proceeds of the issuance of equity securities.

We are currently exploring a range of alternatives to reduce indebtedness to the extent necessary to be in compliance with the maximum leverage ratio. Alternatives that were considered include using cash flow from operations or issuances of equity and debt securities, reimbursements of prior leasing and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties.  As another alternative, we have recently launched a private exchange offering to exchange a portion of the Notes (as defined in Note 8) for equity, cash and new notes.  If the conditions to the Exchange Offer are not achieved, we will be unable to consummate the restructuring.  As a result, the lenders under the 2011 Credit Facility may accelerate their debt, which would also cause a default and acceleration of the debt under the Notes, all of which will have a material adverse effect on our liquidity, business and financial condition and may result in our bankruptcy or the bankruptcy of our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, affiliates and suppliers and otherwise result in significant permanent harm to our ability to operate our business. If the Exchange Offer is not consummated and, as a result, the possible early maturity of the 2011 Credit Facility is not resolved, our customers, affiliates and suppliers may determine that we are likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, our market share and other aspects of our business may occur immediately.  We are also seeking a waiver or amendment to the 2011 Credit Facility and the Notes with respect to the maximum leverage ratio.

Because we are not in compliance with our financial covenants at March 31, 2013, we are in breach of our financial covenants. The indenture governing the Notes provides that if a default occurs under the 2011 Credit Facility that results in the acceleration of such debt, the Notes would also be in default and subject to acceleration.  As a result of this covenant breach, we have classified approximately $133.4 million of borrowings under the Credit Facility and approximately $245.6 million of the Notes as current liabilities.  At March 31, 2013, this results in current liabilities exceeding current assets by approximately $376.3 million.  In addition, the lenders under the 2011 Credit Facility have the option to accelerate the debt and initiate collateral enforcement actions, and prevent us from borrowing additional funds under the 2011 Credit Facility.

All of the conditions discussed above create a deficiency in short term and long term liquidity and raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming we will continue as a going concern and no adjustments to the financial statements have been made to account for this uncertainty.

For the three months ended March 31, 2013, we realized approximately $0.2 million in gains under our commodity derivative agreements. Based on the NYMEX strip pricing for oil, NGL and natural gas as of March 31, 2013, we expect to realize approximately $2.6 million of commodity derivative gains during the last nine months of 2013.

For 2013, our capital program is approximately $33.4 million, which we believe is sufficient to maintain current operations. Our 2013 capital budget contemplates spending approximately $21.7 million in connection with the drilling of 24 wells, which include 12 operated and 12 non-operated and an expected average production of approximately 2.8 MMcfe/d. We also plan to spend approximately $6.7 million in connection with the workover and recompletion of existing wells. We have also budgeted approximately $5.0 million for other capital associated with operations, including geological, geophysical, leasing, seismic and plugging and abandonment.

	2013 Budget(a)	Amount Spent Through March 31, 2013	Amount Remaining(b)
	(In millions)
Drilling	$21.7	$4.7	$17.0
Workovers and recompletions	6.7	1.6	5.1
Geological, geophysical, leasing and seismic	1.5	0.5	1.0
Plugging and abandonment	1.5	0.1	1.4
Facilities, vehicles and other	2.0	0.4	1.6
Total operations capital budget	$33.4	$7.3	$26.1

(a)	2013 capital budget presented to our Board of Directors.
(b)	Calculated based upon the 2013 capital budget less amounts spent through March 31, 2013.

The final determination with respect to our 2013 budgeted capital expenditures will depend on a number of factors, including:

•	available capital;

•	changes in commodity prices;

•	changes in service and materials costs, including from the sharing of costs through the formation of joint ventures with other oil, NGL and natural gas companies;

•	production from our existing producing wells;

•	the results of our current exploration, exploitation and development drilling efforts;

•	economic and industry conditions at the time of drilling;

•	our liquidity and the availability of financing; and

•	properties for sale at an attractive price and rate of return.

Off Balance Sheet Arrangements

We currently do not have off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the indebtedness of any other party.

Critical Accounting Policies

A summary of critical accounting policies is disclosed in Note 4 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no changes to our critical accounting policies since such date.

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

The FASB recently issued ASU 2013-01 which clarifies which instruments and transactions are subject to the offsetting disclosure requirements2 established by ASU 2011-11.3 The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.4 In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.

Like ASU 2011-11, ASU 2013-01 is effective for all entities (public and nonpublic) for fiscal years beginning on or after January 1, 2013, and interim periods therein. Therefore, calendar year-end public filers will need to include the disclosures in their first-quarter Form 10-Q filings for 2013. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The adoption of this standard has not had an impact on the our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates that affect the interest paid on borrowings under the 2011 Credit Facility. We are not party to any interest rate hedging arrangements that would mitigate the risk of increasing interest rates. The interest paid on the Notes is fixed at 10.500% per annum and is not subject to changes in floating interest rates. Based on our current capital structure at March 31, 2013, a 1% increase in interest rates would increase interest expense by approximately $1.3 million per year, based on our approximately $133.4 million of floating rate indebtedness and base rate indebtedness outstanding under our 2011 Credit Facility that would be affected by such a movement in interest rates.

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

The prices we receive for our oil production are based on global market conditions. Significant factors that impacted oil prices in the first half of 2013 included the pace at which the domestic and global economies recovered from the current recession, the economic crisis in Europe, the ongoing tensions and uprisings in the Middle East and North Africa, and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations were able to manage oil supply through export quotas.

Natural gas prices are primarily driven by North American market forces. However, global LNG shipments can impact North American markets to the extent cargoes are diverted from Asia or Europe to North America. Factors that can affect the price of natural gas include changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials, and other factors. Over the past several years, natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in the first three months of 2013 was $3.17 per Mcf, which was 28% higher than the price of $2.47 per Mcf that we received in the first three months of 2012. Natural gas prices in the first half of 2013 were dependent upon many factors including the balance between North American supply and demand.

We have utilized swaps and costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure that we can execute at least a portion of our capital spending plans with internally generated funds. The following table details derivative contracts that settled during 2013 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain/(loss) upon settlement.

As of March 31, 2013
Oil collars and three way costless collars
Volumes (Bbls)	109,560
Average floor price (per Bbl)	$87.43
Average ceiling price (per Bbl)	$99.18
Loss upon settlement	$(720)

Oil swaps
Volumes (Bbls)	25,533
Average swap price (per Bbl)	$85.10
Gain upon settlement	$(218,677)
Total oil loss upon settlement	$(219,397)

Natural gas collars and three way costless collars
Volumes (Mcf)	270,000
Average floor price (per Mcf)	$3.50
Average ceiling price (per Mcf)	$5.75
Gain upon settlement	$36,450

Natural gas swaps
Volumes (Mcf)	917,171
Average swap price (per Mcf)	$3.73
Gain upon settlement	$350,855
Total natural gas gain upon settlement	$387,305

NGL swaps
Volumes (Mcf)	35,029
Average swap price (per Mcf)	$38.32
Gain upon settlement	$5,768
Total NGL gain upon settlement	$5,768
Total oil, NGL and natural gas gain upon settlement	$173,676

The following commodity derivative contracts were in place as of March 31, 2013:

Natural Gas	Type	Mmbtu/Mo or Avg Mmbtu/Mo	Price/Mmbtu
Apr-13 – Dec-13	Swap	100,000	$3.65
Apr-13 – Dec-13	Swap	90,000	4.22
Apr-13 – Dec-13	Swap	100,000	3.41
Apr-13 – Dec-13	Swap	74,622	3.45
Apr-13 – Dec-13	Collar	90,000	3.50 – 5.75
Jan-14 – Dec-14	Swap	100,000	3.93
Jan-14 – Dec-14	Swap	75,000	3.82
Jan-14 – Dec-14	Swap	40,000	4.52
Jan-14 – Dec-14	Swap	100,000	3.92
Jan-14 – Dec-14	Swap	43,223	3.96
Jan-15 – Dec-15	Swap	88,000	4.14

Oil		Volume	Price
Apr-13 – Dec-13	Swap	1,000	$91.00
Apr-13 – Dec-13	Swap	1,000	91.00
Apr-13 – Dec-13	Swap	4,130	83.00
Apr-13 – Dec-13	Collar	8,000	92.00 –102.95
Apr-13 – Dec-13	Collar	11,000	80.00 – 98.00
Apr-13 – Dec-13	Collar	9,431	90.00 – 97.65
Apr-13 – Dec-13	Collar	9,431	90.00 – 95.25
Apr-13 – Dec-13	Collar	7,094	90.00 –103.75
Jan-14 – Dec-13	Swap	1,000	91.00
Jan-14 – Dec-14	Swap	1,000	91.50
Jan-14 – Dec-14	Collar	19,000	80.00 –96.75
Jan-14 – Dec-14	Collar	10,000	90.00 – 95.25
Jan-14 – Dec-14	Collar	8,525	90.00 – 98.50

NGL		Volume	Price
Apr-13 – Dec-13	Swap	1,700	$38.90
Apr-13 – Dec-13	Swap	1,479	36.75
Jan-14 – Dec-14	Swap	1,420	38.24
Jan-14 – Dec-14	Swap	1,233	35.90

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments; trade accounts receivable and derivative instruments. We believe that we place our excess cash investments with strong financial institutions. Our receivables generally relate to customers in the oil, NGL and natural gas industry, and as such, we are directly affected by the health of the industry. During the three months ended March 31, 2013, ten customers collectively accounted for 80.0% of our oil, NGL and natural gas revenues and during the three months ended March 31, 2012, ten customers collectively accounted for 76.8% of our oil, NGL and natural gas revenues. This concentration increases our credit risk. We seek to mitigate our credit risk by, among other things, monitoring customer creditworthiness. Shell Trading (US) Company accounted for 19% and Enterprise Crude Oil, LLC accounted for 28% of total sales during the three months ended March 31, 2013. During the three months ended March 31, 2012, Shell Trading (US) Company accounted for 22% and Enterprise Crude Oil, LLC accounted for 16% of total sales. No other customer accounted for more than 10% of total sales during either period.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Operating Officer and Chief Financial Officer and Treasurer, completed an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended and determined that our disclosure controls and procedures were not effective as of March 31, 2013. We have identified certain material weaknesses in our internal control over financial reporting related to inconsistent or ineffective financial statement review and preparation and insufficient financial reporting resources in our internal control over financial reporting primarily related to a lack of financial and personnel resources. To remediate these issues, our management intends to retain the services of additional third party accounting personnel as well as to modify existing internal controls in a manner designed to ensure future compliance. Our management currently believes the additional accounting resources expected to be retained for the purposes of being an SEC reporting company will remediate the weakness with respect to insufficient personnel.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as of the quarterly  period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  1A.     Risk Factors.

Failure to consummate the Exchange Offer and the Restructuring would result in amounts outstanding under the 2011 Credit Facility being accelerated, which may result in a liquidity crisis or our bankruptcy.

We currently have indebtedness outstanding under the 2011 Credit Facility, which contains financial and other covenants, including a covenant that we maintain a maximum leverage ratio, as defined in the 2011 Credit Facility, of debt balances as compared to EBITDA of not greater than 4.0 to 1.0.   As of March 31, 2013, our leverage ratio was 4.64.  Because we cannot provide assurances as to our ability to remain in compliance with our financial covenants, we received a going concern modification in the audit report from our independent registered public accounting firm for the year ended December 31, 2012. The 2011 Credit Facility provides that a going concern modification from an independent registered public accounting firm is a covenant breach. As a result, the lenders under the 2011 Credit Facility have the option to accelerate the debt and initiate collateral enforcement actions, and prevent us from borrowing additional funds under the 2011 Credit Facility. The Notes Indenture provides that if a default occurs under the 2011 Credit Facility that results in the acceleration of such debt, the Notes would also be in default and subject to acceleration.  We explored a range of alternatives to resolve these issues and determined that the Exchange Offer are the best course of action.

If a minimum principal amount of at least $237.5 million of the outstanding principal amount of the Notes are not tendered (excluding any such Notes validly withdrawn) in the Exchange Offer, the conditions to the Exchange Offer will not have been achieved and we will be unable to consummate the Restructuring.  As a result, the lenders under the 2011 Credit Facility may accelerate their debt, which would also cause a default and acceleration of the debt under the Notes, all of which will have a material adverse effect on our liquidity, business and financial condition and may result in our bankruptcy or the bankruptcy of our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, affiliates and suppliers and otherwise result in significant permanent harm to our ability to operate our business. If the Exchange Offer is not consummated and, as a result, the possible early maturity of the 2011 Credit Facility is not resolved, our customers, affiliates and suppliers may determine that we are likely to face a potential bankruptcy or liquidity crisis and the harm to these relationships, our market share and other aspects of our business may occur immediately.

Our level of indebtedness may adversely affect our cash available for operations.

As of March 31, 2013, we had approximately $379.0 million in outstanding indebtedness and had approximately $6.7 million of available borrowing capacity under our amended and restated first lien credit agreement. See Note 2 for further discussion of liquidity and our ability to continue as a going concern. Our level of indebtedness will have several important effects on our operations, including:

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

We recorded a net loss for the three months ended March 31, 2013 and the years ended December 31, 2012, 2011 and 2010 of $8.2 million and $33.4 million, $23.6 million and $70.6 million, respectively. We cannot assure you that our current level of operating results will continue or improve. Our activities could require additional equity or debt financing. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and natural gas, rates of production, timing of capital expenditures and drilling success. Negative changes in these variables could have a material adverse effect on our business, financial condition and results of operations.

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

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those in Part II, Section 1A of this quarterly report on Form 10-Q and the section entitled “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012 and quarterly reports on form 10-Q for the period ended March 31, 2013 . All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

SIGNATURES

Milagro Oil & Gas. Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILAGRO OIL & GAS, INC.

Date: May 22, 2013	By:	/s/ Gary J. Mabie
Gary J. Mabie
President and Chief Operating Officer

Date: May 22, 2013
	By:	/s/ Robert D. LaRocque
Robert D. LaRocque
Chief Financial Officer and Treasurer